Form 10QSB
period 2005-09-30
Greenville Federal Financial CORP
filed 2005-12-27
CIK 1330365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________ to _________
Commission File Number: 000-51668
GREENVILLE FEDERAL FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Ohio	20-3742295

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
690 Wagner Avenue, Greenville, Ohio 45331

(Address of principal executive offices)
(937) 548-4158

(Issuer’s telephone number)
N/A

(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☐    No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐    No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: * common stock, $0.01 par value
* The Registrant’s Registration Statement on Form SB-2 was declared effective on November 10, 2005. The Registrant has not yet issued any stock nor conducted any business as of the date of this filing, except the offering of stock and preparation to acquire Greenville Federal Savings and Loan Association. The financial information contained in this Form 10-QSB is, therefore, provided for Greenville Federal Savings and Loan Association.
Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☑

GREENVILLE FEDERAL SAVINGS AND LOAN ASSOCIATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	September 30,	June 30,
	2005	2005
	(Unaudited)
ASSETS

Cash and due from banks	$2,463	$2,119
Interest-bearing deposits in other financial institutions	1,948	1,597

Cash and cash equivalents	4,411	3,716

Investment securities designated as available for sale — at market	15,797	15,717
Investment securities designated as held to maturity — at amortized cost, approximate market value of $17,703 and $17,852 as of September 30, 2005 and June 30, 2005, respectively	18,048	18,050
Mortgage-backed securities designated as held to maturity — at amortized cost, approximate market value of $1,566 and $1,755 as of September 30, 2005 and June 30, 2005, respectively	1,557	1,737
Loans receivable — net	79,980	78,189
Office premises and equipment — at depreciated cost	2,097	2,133
Real estate acquired through foreclosure	—	81
Stock in Federal Home Loan Bank — at cost	1,791	1,769
Cash surrender value of life insurance	3,604	3,571
Accrued interest receivable on loans	410	418
Accrued interest receivable on mortgage-backed securities	7	8
Accrued interest receivable on investment securities and other	163	146
Prepaid expenses and other assets	546	513

Total assets	$128,411	$126,048

LIABILITIES AND RETAINED EARNINGS

Deposits	$81,331	$78,898
Advances from the Federal Home Loan Bank	32,193	32,243
Advances by borrowers for taxes and insurance	252	333
Accrued interest payable	230	205
Other liabilities	478	589
Accrued federal income taxes	116	23
Deferred federal income taxes	40	98

Total liabilities	114,640	112,389

Commitments and contingencies	—	—

Retained earnings — restricted	14,020	13,866
Accumulated comprehensive loss — unrealized losses on securities designated as available for sale, net of related tax benefits	(249)	(207)

Total retained earnings	13,771	13,659

Total liabilities and retained earnings	$128,411	$126,048

GREENVILLE FEDERAL SAVINGS AND LOAN ASSOCIATION
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended September 30,
(In thousands)
(Unaudited)

	2005	2004
Interest income
Loans	$1,310	$1,210
Mortgage-backed securities	18	25
Investment securities	293	259
Interest-bearing deposits and other	38	31

Total interest income	1,659	1,525

Interest expense
Deposits	418	413
Borrowings	368	341

Total interest expense	786	754

Net interest income	873	771

Provision for losses on loans	8	6

Net interest income after provision for losses on loans	865	765
Other income
Customer service charges	136	127
Gain on sale of real estate acquired through foreclosure	—	23
Gain on redemption of investment security	16	—
Other operating	54	54

Total other income	206	204

General, administrative and other expense
Employee compensation and benefits	477	536
Occupancy and equipment	115	109
Franchise taxes	45	46
Data processing	98	91
Advertising	17	20
Other operating	108	106

Total general, administrative and other expense	860	908

Earnings before income taxes	211	61

Federal income taxes
Current	93	9
Deferred	(36)	—

Total federal income taxes	57	9

NET EARNINGS	$154	$52

GREENVILLE FEDERAL SAVINGS AND LOAN ASSOCIATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended September 30,
(In thousands)
(Unaudited)

	2005	2004
Net earnings	$154	$52

Other comprehensive losses, net of related tax benefits:
Unrealized holding losses on securities during the period, net of tax benefits of $22 for the period ended September 30, 2005	(42)	—

Comprehensive income	$112	$52

Accumulated comprehensive loss	$(249)	$(122)

GREENVILLE FEDERAL SAVINGS AND LOAN ASSOCIATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2005 and 2004
(In thousands)
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings for the period	$154	$52
Adjustments to reconcile net earnings to net cash provided by operating activities:
Accretion and amortization of premiums and discounts on investment and mortgage-backed securities — net	1	1
Amortization of deferred loan origination fees	(15)	(22)
Depreciation and amortization	53	52
Amortization and impairment of mortgage servicing rights	9	8
Provision for losses on loans	8	6
Gain on sale of real estate acquired through foreclosure	—	(23)
Federal Home Loan Bank stock dividends	(22)	(18)
Increase in cash surrender value of life insurance	(33)	(35)
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	8	2
Accrued interest receivable on mortgage-backed securities	1	2
Accrued interest receivable on investment securities and other	(17)	(28)
Prepaid expenses and other assets	(33)	(227)
Accrued interest payable	25	(11)
Other liabilities	(113)	321
Federal income taxes
Current	93	8
Deferred	(36)	—

Net cash provided by operating activities	83	88

Cash flows used in investing activities:
Purchases of investment securities designated as available for sale	(144)	(93)
Purchases of investment securities designated as held to maturity	—	(2)
Proceeds from maturity of investment securities designated as held to maturity	2	2
Proceeds from repayment of mortgage-backed securities	179	281
Loan principal repayments	6,165	4,123
Loan disbursements	(7,875)	(4,707)
Purchase of office premises and equipment	(17)	(13)
Proceeds from sale of real estate acquired through foreclosure	—	21
Decrease in certificates of deposit in other financial institutions	—	198

Net cash used in investing activities	(1,690)	(190)

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposit accounts	2,433	(1,225)
Proceeds from Federal Home Loan Bank advances	6,500	—
Repayment of Federal Home Loan Bank advances	(6,550)	(1,429)
Advances by borrowers for taxes and insurance	(81)	(96)

Net cash provided by (used in) financing activities	2,302	(2,750)

Net increase (decrease) in cash and cash equivalents	695	(2,852)

Cash and cash equivalents at beginning of period	3,716	7,902

Cash and cash equivalents at end of period	$4,411	$5,050

GREENVILLE FEDERAL SAVINGS AND LOAN ASSOCIATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the three months ended September 30, 2005 and 2004
(In thousands)
(Unaudited)

	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$811	$754

Federal income taxes	$—	$—

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$—	$87

Loans originated upon sale of real estate acquired through foreclosure	$83	$143

Unrealized losses on securities designated as available for sale, net of related tax benefits	$(42)	$—

GREENVILLE FEDERAL SAVINGS AND LOAN ASSOCIATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended September 30, 2005 and 2004
1. Basis of Presentation
On April 18, 2005, the Board of Directors of Greenville Federal Savings and Loan Association (“Greenville Federal” or the “Association”) adopted a Plan of Reorganization and Stock Issuance Plan (the “Plan” or the “Reorganization”) pursuant to which the Association would reorganize into a two-tier mutual holding company structure with the establishment of a stock holding company, Greenville Federal Financial Corporation (“Greenville Federal Financial”), as parent of the Association, and the Association would convert to the stock form of ownership, followed by the issuance of all the Association’s outstanding stock to Greenville Federal Financial. Pursuant to the Plan, Greenville Federal Financial offered for sale up to 1,606,837 common shares, representing 45.0% of the outstanding common stock, at $10.00 per share, to the Association’s depositors, a newly formed Employee Stock Ownership Plan (“ESOP”) and other persons. Greenville Federal MHC will be organized as a federally chartered mutual holding company and will own 55.0% of the outstanding common stock of Greenville Federal Financial. The costs of issuing the common stock have been deferred and will be deducted from the sale proceeds of the offering.
The Association is a federally-chartered mutual financial institution located in Greenville, Ohio. The Association conducts a general banking business in west-central Ohio, which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Association’s profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Association can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management’s control.
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Association as of and for the year ended June 30, 2005, included in the Prospectus dated November 10, 2005. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.
2. Principles of Consolidation
The consolidated financial statements include the accounts of the Association and its wholly-owned subsidiary, Greenville Financial Service Corporation (“Greenville Financial”). Greenville Financial was incorporated for the primary purpose of holding shares in the Association’s data processing service provider, Intrieve, Inc. The principal assets of Greenville Financial prior to April 2005, were an investment in common stock of Intrieve, Inc. and an intercompany cash balance, which totaled less than $30,000; Greenville Financial had no liabilities and insignificant historic results of operations. In April 2005, Intrieve, Inc. was acquired by John H. Harland Company. As a result, Greenville Financial’s investment in the common stock of Intrieve was redeemed.

GREENVILLE FEDERAL SAVINGS AND LOAN ASSOCIATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three month periods ended September 30, 2005 and 2004
3. Earnings Per Share
The provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share” are not applicable to the three month periods ended September 30, 2005 and 2004, as the Corporation had not completed the Reorganization as of those dates.
4. Recent Accounting Developments
In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123 which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement, SFAS No. 123(R) “Share Based Payment”, requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award – the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.
Initially, the cost of employee services received in exchange for an award of liability instruments will be measured based on current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.
Excess tax benefits, as defined by SFAS No. 123(R) will be recognized as an addition to additional paid-in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in additional paid-in capital to which it can be offset.
Compensation cost is required to be recognized in the beginning of the first interim or annual period that begins after December 15, 2005, or July 1, 2006 as to the Association. The Association currently has no stock option or other share-based incentive plans that are subject to the provisions of SFAS No. 123(R). However, in connection with the Reorganization discussed above, management contemplates that a stock option plan will be submitted to shareholders for a vote. If such plan is ratified by the shareholders, the Association will be required to expense stock option grants under the plan pursuant to SFAS No. 123(R).

GREENVILLE FEDERAL SAVINGS AND LOAN ASSOCIATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
Forward Looking Statements
Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to the Association or its management are intended to identify such forward looking statements. The Association’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general and local economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.
Discussion of Financial Condition Changes from June 30, 2005 to September 30, 2005
Greenville Federal’s assets totaled $128.4 million at September 30, 2005, an increase of $2.4 million, or 1.9%, from the $126.0 million total at June 30, 2005. The increase in assets resulted primarily from an increase in loans receivable and cash and cash equivalents.
Cash and cash equivalents increased by $695,000, or 18.7%, over the three months ended September 30, 2005, due primarily to an increase in deposits. Investment securities and mortgage-backed securities totaled $35.4 million at September 30, 2005, a decrease of $102,000, or 0.3%, from the total at June 30, 2005.
Loans receivable totaled $80.0 million at September 30, 2005, compared to $78.2 million at June 30, 2005, an increase of $1.8 million, or 2.3%. The increase was primarily attributable to growth in one- to four-family residential real estate loans. Loan disbursements during the period totaling $7.9 million were partially offset by principal repayments of $6.2 million. During the three-month period ended September 30, 2005, loan originations were comprised of $4.1 million of one- to four-family residential real estate loans, $982,000 of commercial loans, $1.5 million of multi-family residential real estate loans and $1.3 million of consumer loans. Nonresidential real estate, multi-family residential real estate and commercial lending generally involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Association endeavors to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation. The majority of these loans have been made to existing customers. Management intends to pursue a moderate rate of growth in the nonresidential and commercial loan portfolios, but is committed to retaining its historical focus on one- to four-family residential lending.
The allowance for loan losses totaled $584,000 at September 30, 2005, a decrease of $6,000, or 1.0%, from the June 30, 2005 balance of $590,000, and represented 0.71% and 0.74% of total loans at each of those respective dates. The Association’s nonperforming loans totaled $532,000 and $310,000 at September 30, 2005 and June 30, 2005, respectively. In determining the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multifamily and nonresidential loans are evaluated individually for potential impairment. Second the allowance for loan losses is evaluated using Greenville Federal’s historic loss experience, adjusted for changes in economic trends in Greenville Federal’s lending area, by applying these adjusted loss percentages to the loan types to be evaluated collectively in the portfolio. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at September 30, 2005. Although management believes that the allowance for loan losses at September 30, 2005, was adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Association’s results of operations.

GREENVILLE FEDERAL SAVINGS AND LOAN ASSOCIATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATIONS (CONTINUED)
Discussion of Financial Condition Changes from June 30, 2005 to September 30, 2005 (continued)
Deposits increased by $2.4 million, or 3.1%, to $81.3 million, at September 30, 2005, from $78.9 million at June 30, 2005. The increase in deposits was due primarily to an increase in public deposits and wholesale jumbo certificates of deposit, offset by a decrease in retail deposits. This decrease in retail deposits was a result of management’s analysis of the marginal cost of funds, and the determination that wholesale funds were less expensive than meeting interest rates offered by our local competition on certificate of deposit specials.
Retained earnings totaled $13.8 million at September 30, 2005, an increase of $112,000, or 0.8%, from June 30, 2005. The increase was due to net earnings of $154,000 for the three months ended September 30, 2005, partially offset by an increase in the unrealized losses on securities designated as available for sale of $42,000.
Greenville Federal is required to maintain minimum regulatory capital pursuant to federal regulations. In May 2005, management was notified by the Office of Thrift Supervision that Greenville Federal was categorized as well capitalized under regulatory guidelines. At September 30, 2005, Greenville Federal’s regulatory capital substantially exceeded all minimum regulatory capital requirements.
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2005 and 2004
General
Greenville Federal recorded net earnings of $154,000 for the three months ended September 30, 2005, compared to net earnings of $52,000 for the same period in 2004. The increase of $102,000, or 196.2%, resulted primarily from a $102,000 increase in net interest income and a $48,000 decrease in general, administrative and other expense, which were partially offset by a $48,000 increase in federal income taxes.
Net Interest Income
Interest income increased by $134,000, or 8.8%, to $1.7 million for the three months ended September 30, 2005. This increase was due primarily to an increase in the average balance of loans outstanding and increases in yields on loans and investment securities. The increases in yields were due primarily to overall rising interest rates in the economy. The increase in loans receivable was comprised primarily of growth in one- to four-family residential real estate loans.
Interest expense increased by $32,000, or 4.2%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. This increase was a result of an increase in the average cost of funds, from 2.82% for the three months ended September 30, 2004, to 2.90% for the three months ended September 30, 2005, and a $1.7 million increase in the average balance of interest-bearing liabilities outstanding year to year.
As a result of the foregoing changes in interest income and interest expense, Greenville Federal’s net interest income increased by $102,000, or 13.2%, compared to the same period in 2004. The interest rate spread increased to 2.72% for the three months ended September 30, 2005, compared to 2.27% for the three months ended September 30, 2004. The net interest margin increased to 2.96% for the three months ended September 30, 2005, from 2.58% for the three months ended September 30, 2004.

GREENVILLE FEDERAL SAVINGS AND LOAN ASSOCIATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATIONS (CONTINUED)
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2005 and 2004 (continued)
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to maintain the total allowance for loan losses at a level calculated by management based on historical experience, the volume and type of lending conducted by Greenville Federal, the status of past due principal and interest payments and management’s assessment of economic factors in Greenville Federal’s lending area that may affect the collectibility of Greenville Federal’s loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans of $8,000 for the three months ended September 30, 2005. The allowance for loan losses totaled $584,000 at September 30, 2005, compared to $590,000 at June 30, 2005. Greenville Federal’s nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $532,000 at September 30, 2005, an increase of $222,000 compared to June 30, 2005. The increase was a result of an increase of $275,000 in loans 90 days past due and still accruing, partially offset by a decrease of $53,000 in nonaccrual loans. Substantially all of the increase in nonperforming loans was comprised of loans secured by one- to four-family residential real estate located in Darke and Preble Counties of Ohio. Management believes all nonperforming loans are adequately collateralized; however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.
Other Income
Other income totaled $206,000 for the three months ended September 30, 2005, an increase of $2,000, or 1.0%, compared to $204,000 for the same period in 2004. The increase was comprised primarily of a $16,000 gain on the redemption of stock of Intrieve, Inc. and a $9,000 increase in service fee income, which were partially offset by a decline in gains on sale of real estate acquired through foreclosure of $23,000.
General, Administrative and Other Expense
General, administrative and other expense decreased by $48,000, or 5.3%, to $860,000 for the three months ended September 30, 2005, compared to the same quarter in 2004. The primary reason for the decrease was a $59,000, or 11.0%, decrease in employee compensation and benefits, comprised of a $90,000 decrease in expense related to Greenville Federal’s defined benefit plan, partially offset by an increase in salaries and other benefits. Management terminated Greenville Federal’s participation in the defined benefit plan in the quarter ended June 30, 2005.
Federal Income Taxes
The provision for federal income taxes totaled $57,000 for the three months ended September 30, 2005, an increase of $48,000 over the comparable quarter in 2004. The increase resulted primarily from a $150,000 increase in pre-tax earnings year to year. The effective tax rates were 27.0% and 14.8% for the three months ended September 30, 2005 and 2004, respectively.

GREENVILLE FEDERAL SAVINGS AND LOAN ASSOCIATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATIONS (CONTINUED)
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2005 and 2004 (continued)
ITEM 3: Controls and Procedures
The Registrant is in the process of completing its initial public offering of common stock. During the quarterly period ended September 30, 2005, the Registrant was not subject to the periodic reporting requirements under the Securities Exchange Act of 1934 (the “Act”) or the Securities and Exchange Commission’s rules and regulations relating to disclosure controls and procedures. The Registrant is in the process of designing and implementing disclosure controls and procedures to meet its periodic reporting requirements under the Act once it completes its initial public offering. The Chief Executive Officer and the Chief Financial Officer of the Registrant have evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of September 30, 2005, and have concluded that the disclosure controls and procedures in place at September 30, 2005, were effective for its responsibilities prior to the conclusion of its initial public offering.
There were no changes in the Corporation’s internal controls which materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

Greenville Federal Financial Corporation
PART II
ITEM 1. Legal Proceedings
     Not applicable
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) None
     (b) None
     (c) None
ITEM 3. Defaults Upon Senior Securities
     Not applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
     Not applicable
ITEM 5. Other Information
     None
ITEM 6. Exhibits
31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Greenville Federal Financial Corporation
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENVILLE FEDERAL FINANCIAL CORPORATION

Date: December 27, 2005	By:	/s/ David M. Kepler

David M. Kepler
President and Chief Executive Officer

Date: December 27, 2005	By:	/s/ Susan J. Allread

Susan J. Allread
Chief Financial Officer