Form 10QSB
period 2005-12-31
Greenville Federal Financial CORP
filed 2006-02-13
CIK 1330365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___to ___
Commission File Number: 000-51668
GREENVILLE FEDERAL FINANCIAL CORPORATION*

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 9, 2006, 2,298,411 shares* of the small business issuers common stock, $0.01 par value were issued and outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑
*The small business issuer had not yet issued any stock nor conducted any business as of December 31, 2005, except the offering of stock and preparation to acquire Greenville Federal Savings and Loan Association, now known as “Greenville Federal.” The financial information contained in this Form 10-QSB is, therefore, provided for Greenville Federal prior to the Reorganization described herein.

ITEM 1. FINANCIAL STATEMENTS
GREENVILLE FEDERAL
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	December 31,	June 30,
	2005	2005
	(Unaudited)
ASSETS
Cash and due from banks	$2,365	$2,119
Interest-bearing deposits in other financial institutions	8,371	1,597

Cash and cash equivalents	10,736	3,716

Investment securities designated as available for sale — at market	15,921	15,717
Investment securities designated as held to maturity — at amortized cost, approximate market value of $16,666 and $17,852 as of December 31, 2005 and June 30, 2005, respectively	17,045	18,050
Mortgage-backed securities designated as held to maturity — at amortized cost, approximate market value of $1,448 and $1,755 as of December 31, 2005 and June 30, 2005, respectively	1,439	1,737
Loans receivable — net	81,803	78,189
Office premises and equipment — at depreciated cost	2,047	2,133
Real estate acquired through foreclosure	33	81
Stock in Federal Home Loan Bank — at cost	1,817	1,769
Cash surrender value of life insurance	3,638	3,571
Accrued interest receivable on loans	413	418
Accrued interest receivable on mortgage-backed securities	7	8
Accrued interest receivable on investment securities and other	145	146
Prepaid expenses and other assets	560	513

Total assets	$135,604	$126,048

LIABILITIES AND RETAINED EARNINGS

Deposits	$90,703	$78,898
Advances from the Federal Home Loan Bank	29,823	32,243
Advances by borrowers for taxes and insurance	396	333
Accrued interest payable	232	205
Other liabilities	516	589
Accrued federal income taxes	37	23
Deferred federal income taxes	12	98

Total liabilities	121,719	112,389

Commitments and contingencies	—	—

Retained earnings — restricted	14,156	13,866
Accumulated comprehensive loss — unrealized losses on securities designated as available for sale, net of related tax benefits	(271)	(207)

Total retained earnings	13,885	13,659

Total liabilities and retained earnings	$135,604	$126,048

GREENVILLE FEDERAL
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands)
(Unaudited)

	For the three months		For the six months
	ended December 31,		ended December 31,
	2005	2004	2005	2004
Interest income
Loans	$1,350	$1,229	$2,660	$2,439
Mortgage-backed securities	17	22	35	47
Investment securities	304	259	597	518
Interest-bearing deposits and other	58	27	96	58

Total interest income	1,729	1,537	3,388	3,062

Interest expense
Deposits	457	407	875	820
Borrowings	368	332	736	673

Total interest expense	825	739	1,611	1,493

Net interest income	904	798	1,777	1,569

Provision for losses on loans	9	9	17	15

Net interest income after provision for losses on loans	895	789	1,760	1,554

Other income
Customer service charges	138	121	274	248
Gain on sale of real estate acquired through foreclosure	9	—	9	23
Gain on redemption of investment security	—	—	16	—
Other operating	60	57	114	111

Total other income	207	178	413	382

General, administrative and other expense
Employee compensation and benefits	505	541	982	1,077
Occupancy and equipment	116	108	231	217
Franchise taxes	45	47	90	93
Data processing	101	93	199	184
Advertising	20	29	37	49
Other operating	129	104	237	210

Total general, administrative and other expense	916	922	1,776	1,830

Earnings before income taxes	186	45	397	106

Federal income taxes
Current	87	4	160	13
Deferred	(37)	—	(53)	—

Total federal income taxes	50	4	107	13

NET EARNINGS	$136	$41	$290	$93

GREENVILLE FEDERAL
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the three months		For the six months
	ended December 31,		ended December 31,
	2005	2004	2005	2004
Net earnings	$136	$41	$290	$93

Other comprehensive losses, net of related tax benefits:
Unrealized holding losses on securities during the period, net of tax benefits of $11, $5, $33 and $5 for the respective periods	(22)	(10)	(64)	(10)

Comprehensive income	$114	$31	$226	$83

Accumulated comprehensive loss	$(271)	$(133)	$(271)	$(133)

GREENVILLE FEDERAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2005 and 2004
(In thousands)
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings for the period	$290	$93
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Accretion and amortization of premiums and discounts on investment and mortgage-backed securities — net	1	—
Amortization of deferred loan origination fees	(29)	(45)
Depreciation and amortization	99	103
Amortization of mortgage servicing rights	14	17
Provision for losses on loans	17	15
Gain on sale of real estate acquired through foreclosure	(9)	(23)
Federal Home Loan Bank stock dividends	(48)	(36)
Increase in cash surrender value of life insurance	(67)	(70)
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	5	46
Accrued interest receivable on mortgage-backed securities	1	3
Accrued interest receivable on investment securities and other	1	—
Prepaid expenses and other assets	(61)	(65)
Accrued interest payable	27	(34)
Other liabilities	(66)	(207)
Federal income taxes
Current	14	13
Deferred	(53)	—

Net cash provided by (used in) operating activities	136	(190)

Cash flows used in investing activities:
Purchases of investment securities designated as available for sale	(301)	(197)
Purchases of investment securities designated as held to maturity	—	(2,000)
Proceeds from maturity of investment securities designated as held to maturity	1,005	3,000
Proceeds from repayment of mortgage-backed securities	297	534
Loan principal repayments	10,159	10,377
Loan disbursements	(13,732)	(13,639)
Purchase of office equipment	(13)	(25)
Proceeds from sale of real estate acquired through foreclosure	21	33
Decrease in certificates of deposit in other financial institutions	—	297

Net cash used in investing activities	(2,564)	(1,620)

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposit accounts	11,805	(2,401)
Proceeds from Federal Home Loan Bank advances	9,500	2,000
Repayment of Federal Home Loan Bank advances	(11,920)	(2,339)
Advances by borrowers for taxes and insurance	63	45

Net cash provided by (used in) financing activities	9,448	(2,695)

Net increase (decrease) in cash and cash equivalents	7,020	(4,505)

Cash and cash equivalents at beginning of period	3,716	7,902

Cash and cash equivalents at end of period	$10,736	$3,397

GREENVILLE FEDERAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the six months ended December 31, 2005 and 2004
(In thousands)
(Unaudited)

	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$1,584	$1,493

Federal income taxes	$145	$—

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$54	$218

Loans originated upon sale of real estate acquired through foreclosure	$83	$143

Unrealized losses on securities designated as available for sale, net of related tax benefits	$(64)	$(10)

GREENVILLE FEDERAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended December 31, 2005 and 2004
1. Basis of Presentation
Greenville Federal Financial Corporation (the “Corporation” or “GFFC”) is the federally chartered savings and loan holding company of Greenville Federal and was formed upon the completion of the conversion of Greenville Federal into the stock form of organization and its reorganization into the mutual holding company structure (the “Reorganization”) pursuant to Greenville Federal’s Third Amended Plan of Reorganization (the “Reorganization”) and Stock Issuance Plan (the “Plan”). Pursuant to the Plan, on January 4, 2006, Greenville Federal converted into the stock form of ownership and issued all of its outstanding stock to the Corporation, and the Corporation sold 45% of its outstanding common stock, at $10.00 per share, to Greenville Federal’s depositors and others, including a newly formed employee stock ownership plan, and 55% of its outstanding common stock to Greenville Federal MHC, a federally chartered mutual holding company. The costs of the Reorganization and sale of the common stock were deferred and will be deducted from the proceeds of the offering in the quarter ended March 31, 2006.
Greenville Federal, located in Greenville, Ohio, conducts a general banking business in west-central Ohio, which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. Greenville Federal’s profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by Greenville Federal can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management’s control.
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Greenville Federal as of and for the year ended June 30, 2005, included in the Prospectus dated November 10, 2005. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six- and three-month periods ended December 31, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.
2. Principles of Consolidation
The consolidated financial statements include the accounts of Greenville Federal and its wholly-owned subsidiary, Greenville Financial Service Corporation (“Greenville Financial”). Greenville Financial was incorporated for the primary purpose of holding shares in Greenville Federal’s data processing service provider, Intrieve, Inc. The principal assets of Greenville Financial prior to April 2005, were an investment in common stock of Intrieve, Inc. and an intercompany cash balance, which totaled less than $30,000; Greenville Financial had no liabilities and insignificant historic results of operations. In April 2005, Intrieve, Inc. was acquired by John H. Harland Company. As a result, Greenville Financial’s investment in the common stock of Intrieve was redeemed.

GREENVILLE FEDERAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the six and three month periods ended December 31, 2005 and 2004
3. Earnings Per Share
The provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share” are not applicable to the six- and three-month periods ended December 31, 2005 and 2004, as the Corporation had not completed the Reorganization as of those dates.
4. Recent Accounting Developments
In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123 which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement, SFAS No. 123(R) “Share Based Payment”, requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.
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
Compensation cost is required to be recognized in the beginning of the first interim or annual period that begins after December 15, 2005, or July 1, 2006 as to Greenville Federal. Greenville Federal currently has no stock option or other share-based incentive plans that are subject to the provisions of SFAS No. 123(R). However, management contemplates that a stock option plan will be submitted to shareholders for a vote. If such plan is ratified by the shareholders, Greenville Federal will be required to expense stock option grants under the plan pursuant to SFAS No. 123(R).

GREENVILLE FEDERAL
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
Forward Looking Statements
Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Greenville Federal or its management are intended to identify such forward looking statements. Greenville Federal’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general and local economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.
Discussion of Financial Condition Changes from June 30, 2005 to December 31, 2005
Greenville Federal’s assets totaled $135.6 million at December 31, 2005, an increase of $9.6 million, or 7.6%, from the $126.0 million total at June 30, 2005. The increase in assets resulted primarily from an increase in loans receivable and cash and cash equivalents.
Cash and cash equivalents increased by $7.0 million, or 189%, over the six months ended December 31, 2005, due primarily to receipt of $8.5 million of funds for stock orders of Greenville Federal Financial Corporation and proceeds from an $801,000 decrease in investment securities, which were partially offset by a $3.6 million increase in net loans. Investment securities and mortgage-backed securities totaled $34.4 million at December 31, 2005, a decrease of $1.1 million, or 3.1%, from the total at June 30, 2005.
Loans receivable totaled $81.8 million at December 31, 2005, compared to $78.2 million at June 30, 2005, an increase of $3.6 million, or 4.6%. The increase was primarily attributable to a $2.4 million growth in one- to four-family residential real estate loans and a $1.2 million growth in commercial loans. Loan disbursements during the period totaling $13.7 million were partially offset by principal repayments of $10.1 million. During the six-month period ended December 31, 2005, loan originations were comprised of $7.0 million of one- to four-family residential real estate loans, $2.7 million of commercial loans, $1.8 million of multi-family residential real estate loans and $2.2 million of consumer loans. Nonresidential real estate, multi-family residential real estate and commercial lending generally involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. Greenville Federal endeavors to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation. The majority of these loans have been made to existing customers. Management intends to pursue a moderate rate of growth in the nonresidential and commercial loan portfolios, but is committed to retaining its historical focus on one- to four-family residential lending.
The allowance for loan losses totaled $588,000 at December 31, 2005, a decrease of $2,000, or 0.3%, from the June 30, 2005 balance of $590,000, and represented 0.70% and 0.74% of total loans at each of those respective dates. Greenville Federal’s nonperforming loans totaled $141,000 and $311,000 at December 31, 2005 and June 30, 2005, respectively. In determining the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multifamily and nonresidential loans are evaluated individually for potential impairment. Second the allowance for loan losses is evaluated using Greenville Federal’s historic loss experience, adjusted for changes in economic trends in Greenville Federal’s lending area, by applying these adjusted loss percentages to the loan types to be evaluated collectively in the

GREENVILLE FEDERAL
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)
Discussion of Financial Condition Changes from June 30, 2005 to December 31, 2005 (continued)
portfolio. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at December 31, 2005. Although management believes that the allowance for loan losses at December 31, 2005, was adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect Greenville Federal’s results of operations.
Deposits increased by $11.8 million, or 15.0%, to $90.7 million, at December 31, 2005, from $78.9 million at June 30, 2005. The increase in deposits was due primarily to $8.5 million in deposits held by Greenville Federal Financial Corporation for stock subscriptions and an increase in public deposits and wholesale jumbo certificates of deposit, offset by a decrease in retail deposits. This decrease in retail deposits was a result of management’s analysis of the marginal cost of funds, and the determination that wholesale funds were less expensive than meeting interest rates offered by our local competition on certificate of deposit specials.
Retained earnings totaled $13.9 million at December 31, 2005, an increase of $226,000, or 1.7%, from June 30, 2005. The increase was due to net earnings of $290,000 for the six months ended December 31, 2005, partially offset by an increase in the unrealized losses on securities designated as available for sale of $64,000.
Greenville Federal is required to maintain minimum regulatory capital pursuant to federal regulations. In May 2005, management was notified by the Office of Thrift Supervision that Greenville Federal was categorized as well capitalized under regulatory guidelines. At December 31, 2005, Greenville Federal’s regulatory capital continued to substantially exceed all minimum regulatory capital requirements.
Comparison of Operating Results for the Three-Month Periods Ended December 31, 2005 and 2004
General
Greenville Federal recorded net earnings of $136,000 for the three months ended December 31, 2005, compared to net earnings of $41,000 for the same period in 2004. The increase of $95,000, or 232%, resulted primarily from a $106,000 increase in net interest income and a $29,000 increase in other income, which were partially offset by a $46,000 increase in federal income taxes.
Net Interest Income
Interest income increased by $192,000, or 12.5%, to $1.7 million for the three months ended December 31, 2005. This increase was due primarily to an increase in the average balance of loans outstanding and increases in yields on loans and investment securities. The increases in yields were due primarily to overall rising interest rates in the economy. The increase in loans receivable was comprised primarily of growth in one- to four-family residential real estate loans.
Interest expense increased by $86,000, or 11.6%, for the three months ended December 31, 2005, compared to the three months ended December 31, 2004. This increase was a result of an increase in the average cost of funds, from 2.81% for the three months ended December 31, 2004, to 3.01% for the three months ended December 31, 2005, and a $4.2 million increase in the average balance of interest-bearing liabilities outstanding year to year.

GREENVILLE FEDERAL
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)
Comparison of Operating Results for the Three-Month Periods Ended December 31, 2005 and 2004 (continued)
Net Interest Income (continued)
As a result of the foregoing changes in interest income and interest expense, Greenville Federal’s net interest income increased by $106,000, or 13.3%, compared to the same period in 2004. The interest rate spread increased to 2.72% for the three months ended December 31, 2005, compared to 2.40% for the three months ended December 31, 2004. The net interest margin increased to 2.99% for the three months ended December 31, 2005, from 2.70% for the three months ended December 31, 2004.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to maintain the total allowance for loan losses at a level calculated by management based on historical experience, the volume and type of lending conducted by Greenville Federal, the status of past due principal and interest payments and management’s assessment of economic factors in Greenville Federal’s lending area that may affect the collectibility of Greenville Federal’s loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans of $9,000 for the three months ended December 31, 2005. The allowance for loan losses totaled $588,000 at December 31, 2005, compared to $590,000 at June 30, 2005. Greenville Federal’s nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $141,000 at December 31, 2005, a decrease of $170,000 compared to June 30, 2005. Management believes all nonperforming loans are adequately collateralized; however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.
Other Income
Other income totaled $207,000 for the three months ended December 31, 2005, an increase of $29,000, or 16.3%, compared to $178,000 for the same period in 2004. The increase was comprised primarily of a $17,000 increase in service fee income and an increase in gains on sale of real estate acquired through foreclosure of $9,000.
General, Administrative and Other Expense
General, administrative and other expense decreased by $6,000, or 0.7%, to $916,000 for the three months ended December 31, 2005, compared to the same quarter in 2004. The primary reason for the decrease was a $36,000, or 6.7%, decrease in employee compensation and benefits, which was partially offset by pro-rata increases in other operating costs due to Greenville Federal’s growth year to year. The decrease in employee compensation and benefits was due primarily to a $93,000 decrease in expense related to Greenville Federal’s defined benefit plan, partially offset by an increase in health insurance premiums and costs associated with benefit plans and normal merit increases. Management terminated Greenville Federal’s participation in the defined benefit plan in the quarter ended June 30, 2005.
Federal Income Taxes
The provision for federal income taxes totaled $50,000 for the three months ended December 31, 2005, an increase of $46,000 over the comparable quarter in 2004. The increase resulted primarily from a $141,000 increase in pre-tax earnings year to year. The effective tax rates were 26.9% and 8.9% for the three months ended December 31, 2005 and 2004, respectively. The effective tax rates were less than the statutory tax rate of 34% due primarily to the non-taxable earnings on bank-owned life insurance policies.

GREENVILLE FEDERAL
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)
Comparison of Operating Results for the Six-Month Periods Ended December 31, 2005 and 2004
General
Greenville Federal recorded net earnings of $290,000 for the six months ended December 31, 2005, compared to net earnings of $93,000 for the same period in 2004. The increase of $197,000, or 212%, resulted primarily from a $208,000 increase in net interest income, a $31,000 increase in other income and a $54,000 decrease in general, administrative and other expense, which were partially offset by a $94,000 increase in federal income taxes.
Net Interest Income
Interest income increased by $326,000, or 10.6%, to $3.4 million for the six months ended December 31, 2005. This increase was due primarily to an increase in the average balance of loans outstanding and increases in yields on loans and investment securities. The increases in yields were due primarily to overall rising interest rates in the economy. The increase in loans receivable was comprised primarily of growth in one- to four-family residential real estate loans.
Interest expense increased by $118,000, or 7.9%, for the six months ended December 31, 2005, compared to the six months ended December 31, 2004. This increase was a result of an increase in the average cost of funds, from 2.81% for the six months ended December 31, 2004, to 2.95% for the six months ended December 31, 2005, and a $2.9 million increase in the average balance of interest-bearing liabilities outstanding year to year.
As a result of the foregoing changes in interest income and interest expense, Greenville Federal’s net interest income increased by $208,000, or 13.3%, compared to the same period in 2004. The interest rate spread increased to 2.72% for the six months ended December 31, 2005, compared to 2.34% for the six months ended December 31, 2004. The net interest margin increased to 2.98% for the six months ended December 31, 2005, from 2.64% for the six months ended December 31, 2004.
Provision for Losses on Loans
Management recorded a provision for losses on loans totaling $17,000 for the six months ended December 31, 2005, an increase of $2,000, or 13.3%, over the comparable period in 2004. The current period provision was based primarily on the increase in the loan portfolio and the decline in nonperforming loans. Management believes all nonperforming loans are adequately collateralized; however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.
Other Income
Other income totaled $413,000 for the six months ended December 31, 2005, an increase of $31,000, or 8.1%, compared to $382,000 for the same period in 2004. The increase was comprised primarily of a $16,000 gain on the redemption of stock of Intrieve, Inc. and a $26,000, or 10.5%, increase in customer service charges, which were partially offset by a decline in gains on sale of real estate acquired through foreclosure of $14,000.

GREENVILLE FEDERAL
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)
Comparison of Operating Results for the Six-Month Periods Ended December 31, 2005 and 2004 (continued)
General, Administrative and Other Expense
General, administrative and other expense totaled $1.8 million for the six months ended December 31, 2005, a decrease of $54,000, or 3.0%, compared to the same period in 2004. The primary reason for the decrease was a $95,000, or 8.8%, decrease in employee compensation and benefits, partially offset by a $15,000, or 8.2%, increase in data processing and a $27,000, or 12.9%, increase in other operating expense. The decrease in employee compensation and benefits was due primarily to a $183,000 decrease in expense related to Greenville Federal’s defined benefit plan, partially offset by an increase in health insurance premiums and costs associated with benefit plans and normal merit increases. Management terminated Greenville Federal’s participation in the defined benefit plan in the quarter ended June 30, 2005.
Federal Income Taxes
The provision for federal income taxes totaled $107,000 for the six months ended December 31, 2005, an increase of $94,000 over the comparable period in 2004. The increase resulted primarily from a $291,000 increase in pre-tax earnings year to year. The effective tax rates were 27.0% and 12.3% for the six months ended December 31, 2005 and 2004, respectively. The effective tax rates were less than the statutory tax rate of 34% due primarily to the non-taxable earnings on bank-owned life insurance policies.
ITEM 3: Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Registrant have evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of December 31, 2005, and have concluded that the disclosure controls and procedures in place at December 31, 2005, were effective.
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
     (c) None
ITEM 3. Defaults Upon Senior Securities
     Not applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
     Not applicable
ITEM 5. Other Information
GFFC has adopted a Nominating Committee Charter, pursuant to which the Nominating Committee will receive and evaluate recommendations for potential board members from shareholders. No specific procedures for submission of recommendations have been adopted.
ITEM 6. Exhibits

3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws

10.1	Employment Agreement with David M. Kepler (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2006)

10.2	Employment Agreement with Susan J. Allread (incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2006)

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Greenville Federal Financial Corporation
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENVILLE FEDERAL FINANCIAL CORPORATION

Date: February 10, 2006	By:	/s/ David M. Kepler
David M. Kepler
President and Chief Executive Officer

Date: February 10, 2006	By:	/s/ Susan J. Allread
Susan J. Allread
Chief Financial Officer