Form 10QSB
period 2006-03-31
Greenville Federal Financial CORP
filed 2006-05-15
CIK 1330365

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number: 000-51668

                    GREENVILLE FEDERAL FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

              Ohio                                         20-3742295
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                    690 Wagner Avenue, Greenville, Ohio 45331
                    (Address of principal executive offices)

                                 (937) 548-4158
                           (Issuer's telephone number)

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2006, 2,298,411 shares of the small business issuer's common stock, $0.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION
   ITEM 1   Financial Statements
            Consolidated Statements of Financial Condition                  3
            Consolidated Statements of Operations                           4
            Consolidated Statements of Comprehensive Income                 5
            Consolidated Statements of Cash Flows                           6
            Notes to Consolidated Financial Statements                      8
   ITEM 2   Management's Discussion and Analysis or
            Plan of Operations                                             11
   ITEM 3   Controls and Procedures                                        15

PART II - OTHER INFORMATION 16
   ITEM 1   Legal Proceedings
   ITEM 2   Unregistered Sales of Equity Securities and Use of Proceeds
   ITEM 3   Defaults Upon Senior Securities
   ITEM 4   Submission of Matters to a Vote of Security Holders
   ITEM 5   Other Information
   ITEM 6   Exhibits

SIGNATURES                                                                 18

ITEM 1. FINANCIAL STATEMENTS

                    GREENVILLE FEDERAL FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 (In thousands)

                                                                                      MARCH 31,
                                                                                         2006      JUNE 30,
                                                                                     (Unaudited)     2005
                                                                                     -----------   --------
                                      ASSETS
Cash and due from banks                                                               $  2,200     $  2,119
Interest-bearing deposits in other financial institutions                                5,780        1,597
                                                                                      --------     --------
         Cash and cash equivalents                                                       7,980        3,716

Investment securities designated as available for sale - at market                      16,055       15,717
Investment securities designated as held to maturity - at amortized cost, approximate market value of $16,622 and $17,852
   as of March 31, 2006 and June 30, 2005, respectively                                 17,043       18,050
Mortgage-backed securities designated as held to maturity - at amortized cost, approximate market value of $1,300 and $1,755
   as of March 31, 2006 and June 30, 2005, respectively                                  1,300        1,737
Loans receivable - net                                                                  81,592       78,189
Office premises and equipment - at depreciated cost                                      2,051        2,133
Real estate acquired through foreclosure                                                    36           81
Stock in Federal Home Loan Bank - at cost                                                1,843        1,769
Cash surrender value of life insurance                                                   3,671        3,571
Accrued interest receivable on loans                                                       424          418
Accrued interest receivable on mortgage-backed securities                                    6            8
Accrued interest receivable on investment securities and other                             165          146
Prepaid expenses and other assets                                                          459          513
                                                                                      --------     --------
         Total assets                                                                 $132,625     $126,048
                                                                                      ========     ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                                              $ 80,127     $ 78,898
Advances from the Federal Home Loan Bank                                                28,917       32,243
Advances by borrowers for taxes and insurance                                              263          333
Accrued interest payable                                                                   229          205
Other liabilities                                                                          578          589
Accrued federal income taxes                                                                 2           23
Deferred federal income taxes                                                               55           98
                                                                                      --------     --------
         Total liabilities                                                             110,171      112,389

Commitments and contingencies                                                               --           --

Shareholders' equity
   Preferred stock - authorized 1,000,000 shares, $.01 par value; no shares issued          --           --
   Common stock-authorized 8,000,000 shares, $.01 par value;
      2,298,411 issued and outstanding                                                      23           --
   Additional paid-in capital                                                            9,400           --
   Retained earnings - restricted                                                       14,225       13,866
   Shares acquired by Employee Stock Ownership Plan                                       (901)          --
   Accumulated comprehensive loss - unrealized losses on securities
      designated as available for sale, net of related tax benefits                       (293)        (207)
                                                                                      --------     --------
         Total shareholders' equity                                                     22,454       13,659
                                                                                      --------     --------
         Total liabilities and shareholders' equity                                   $132,625     $126,048
                                                                                      ========     ========

                    GREENVILLE FEDERAL FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                   (Unaudited)

                                                              FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                                 ENDED MARCH 31,        ENDED MARCH 31,
                                                              --------------------   -------------------
                                                                 2006     2005         2006      2005
                                                                ------   ------       ------   -------
Interest income
   Loans                                                        $1,358   $1,255       $4,018   $ 3,694
   Mortgage-backed securities                                       15       21           50        68
   Investment securities                                           310      259          907       777
   Interest-bearing deposits and other                              96       30          192        88
                                                                ------   ------       ------   -------
      Total interest income                                      1,779    1,565        5,167     4,627
Interest expense
   Deposits                                                        480      382        1,355     1,202
   Borrowings                                                      344      353        1,080     1,026
                                                                ------   ------       ------   -------
      Total interest expense                                       824      735        2,435     2,228
                                                                ------   ------       ------   -------
      Net interest income                                          955      830        2,732     2,399
Provision for losses on loans                                        6      165           23       180
                                                                ------   ------       ------   -------
      Net interest income after provision for
         losses on loans                                           949      665        2,709     2,219
Other income
   Customer service charges                                        116      118          390       366
   Gain on sale of real estate acquired through foreclosure          2       --           11        23
   Gain on redemption of investment security                        --       --           16        --
   Other operating                                                  61       61          175       172
                                                                ------   ------       ------   -------
      Total other income                                           179      179          592       561
General, administrative and other expense
   Employee compensation and benefits                              546      954        1,528     2,031
   Occupancy and equipment                                          97      119          328       336
   Franchise taxes                                                  44       46          134       139
   Data processing                                                 106      108          305       292
   Advertising                                                      19       23           56        72
   Charitable contributions                                          6       56           12        62
   Other operating                                                 142      129          373       333
                                                                ------   ------       ------   -------
      Total general, administrative and other expense              960    1,435        2,736     3,265
                                                                ------   ------       ------   -------
      Earnings (loss) before income taxes (credits)                168     (591)         565      (485)
Federal income taxes (credits)
   Current                                                          (5)    (158)         155      (145)
   Deferred                                                         54      (54)           1       (54)
                                                                ------   ------       ------   -------
      Total federal income taxes (credits)                          49     (212)         156      (199)
                                                                ------   ------       ------   -------
      NET EARNINGS (LOSS)                                       $  119   $ (379)      $  409   $  (286)
                                                                ======   ======       ======   =======
Basic earnings per share                                        $ 0.05      N/A          N/A       N/A
                                                                ======   ======       ======   =======

                    GREENVILLE FEDERAL FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)
                                   (Unaudited)

                                                                FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                                   ENDED MARCH 31,       ENDED MARCH 31,
                                                                --------------------   -------------------
                                                                    2006    2005           2006    2005
                                                                   -----   -----          -----   -----
Net earnings (loss)                                                $ 119   $(379)         $ 409   $(286)
Other comprehensive losses, net of related tax benefits:
   Unrealized holding losses on securities during the period, net of tax benefits of $11, $16, $44 and $22
      for the respective periods                                     (22)    (32)           (86)    (42)
                                                                   -----   -----          -----   -----
Comprehensive income (loss)                                        $  97   $(411)         $ 323   $(328)
                                                                   =====   =====          =====   =====
Accumulated comprehensive loss                                     $(293)  $(164)         $(293)  $(164)
                                                                   =====   =====          =====   =====

                    GREENVILLE FEDERAL FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the nine months ended March 31, 2006 and 2005
                                 (In thousands)
                                   (Unaudited)

                                                                            2006       2005
                                                                          --------   --------
Cash flows from operating activities:
   Net earnings (loss) for the period                                     $    409   $   (286)
   Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
      Amortization of deferred loan origination fees                           (39)       (63)
      Depreciation and amortization                                            102        155
      Amortization of mortgage servicing rights                                 18         24
      Provision for losses on loans                                             23        180
      Gain on sale of real estate acquired through foreclosure                 (11)       (23)
      Federal Home Loan Bank stock dividends                                   (74)       (55)
      Increase in cash surrender value of life insurance                      (100)      (103)
      Increase (decrease) in cash due to changes in:
         Accrued interest receivable on loans                                   (6)         6
         Accrued interest receivable on mortgage-backed securities               2          4
         Accrued interest receivable on investment securities and other        (19)       (15)
         Prepaid expenses and other assets                                      54        (10)
         Accrued interest payable                                               24         (7)
         Other liabilities                                                      (2)       245
         Federal income taxes
            Current                                                            (21)      (145)
            Deferred                                                             1        (54)
                                                                          --------   --------
               Net cash provided by (used in) operating activities             361       (147)

Cash flows provided by (used in) investing activities:
   Purchases of investment securities designated as available for sale        (468)      (310)
   Purchases of investment securities designated as held to maturity            --     (2,000)
   Proceeds from maturity of investment securities designated
      as held to maturity                                                    1,007      3,000
   Proceeds from repayment of mortgage-backed securities                       437        699
   Loan principal repayments                                                14,962     14,031
   Loan disbursements                                                      (18,338)   (18,268)
   Purchase of office equipment                                                (20)       (57)
   Proceeds from sale of real estate acquired through foreclosure               21         21
   Additions to real estate acquired through foreclosure                        (3)        --
   Decrease in certificates of deposit in other financial institutions          --        297
                                                                          --------   --------
               Net cash provided by (used in) investing activities          (2,402)     2,587

Cash flows provided by (used in) financing activities:
   Net increase (decrease) in deposit accounts                               1,229     (5,673)
   Proceeds from Federal Home Loan Bank advances                             9,500      7,000
   Repayment of Federal Home Loan Bank advances                            (12,826)    (3,322)
   Advances by borrowers for taxes and insurance                               (70)       (69)
   Proceeds from issuance of common stock                                    8,472         --
                                                                          --------   --------
               Net cash provided by (used in) financing activities           6,305     (2,064)
                                                                          --------   --------
Net increase (decrease) in cash and cash equivalents                         4,264     (4,798)

Cash and cash equivalents at beginning of period                             3,716      7,902
                                                                          --------   --------
Cash and cash equivalents at end of period                                $  7,980   $  3,104
                                                                          ========   ========

                    GREENVILLE FEDERAL FINANCIAL CORPORATION

                For the nine months ended March 31, 2006 and 2005
                                 (In thousands)
                                   (Unaudited)

                                                                       2006     2005
                                                                      ------   ------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest on deposits and borrowings                             $2,411   $2,235
                                                                      ======   ======
      Federal income taxes                                            $  175   $   --
                                                                      ======   ======
Supplemental disclosure of noncash investing activities:
   Transfers from loans to real estate acquired through foreclosure   $   54   $  308
                                                                      ======   ======
   Loans originated upon sale of real estate acquired through
      foreclosure                                                     $   83   $  195
                                                                      ======   ======
   Unrealized losses on securities designated as available for
      sale, net of related tax benefits                               $  (86)  $  (42)
                                                                      ======   ======

                    GREENVILLE FEDERAL FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the three- and nine-month periods ended March 31, 2006 and 2005

1. Basis of Presentation

Greenville Federal Financial Corporation (the "Corporation" or "GFFC") is the federally chartered savings and loan holding company of Greenville Federal and was formed upon the completion of the conversion of Greenville Federal into the stock form of organization and its reorganization into the mutual holding company structure (the "Reorganization") pursuant to Greenville Federal's Third Amended Plan of Reorganization and Stock Issuance Plan (the "Plan"). Pursuant to the Plan, on January 4, 2006, Greenville Federal converted into the stock form of ownership and issued all of its outstanding stock to the Corporation, and the Corporation sold 45% of its outstanding common stock, at $10.00 per share, to Greenville Federal's depositors and others, including a newly formed employee stock ownership plan, and 55% of its outstanding common stock to Greenville Federal MHC, a federally chartered mutual holding company. The costs of the Reorganization and sale of the common stock were deferred and were deducted from the proceeds of the offering in this quarter.

Greenville Federal, located in Greenville, Ohio, conducts a general banking business in west-central Ohio, which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. Greenville Federal's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by Greenville Federal can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Greenville Federal as of and for the year ended June 30, 2005, included in the Prospectus dated November 10, 2005. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month periods ended March 31, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Principles of Consolidation

The consolidated financial statements include the accounts of GFFC, Greenville Federal and Greenville Federal's wholly-owned subsidiary, Greenville Financial Service Corporation ("Greenville Financial"). Greenville Financial was incorporated for the primary purpose of holding shares in Greenville Federal's data processing service provider, Intrieve, Inc. The principal assets of Greenville Financial prior to April 2005, were an investment in common stock of Intrieve, Inc. and an intercompany cash balance, which totaled less than $30,000; Greenville Financial had no liabilities and insignificant historic results of operations. In April 2005, Intrieve, Inc. was acquired by John H. Harland Company. As a result, Greenville Financial's investment in the common stock of Intrieve was redeemed.

                    GREENVILLE FEDERAL FINANCIAL CORPORATION

       For the three- and nine-month periods ended March 31, 2006 and 2005

3. Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 90,098 unallocated ESOP shares, totaled 2,208,313 for the three month period ended March 31, 2006.

The provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" are not applicable to the nine-month periods ended March 31, 2006 and 2005 or the three-month period ended March 31, 2005, as the Corporation did not complete the Reorganization until January 4, 2006.

4. Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision to SFAS No. 123 which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement, SFAS No. 123(R) "Share Based Payment", requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

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

Compensation cost is required to be recognized in the beginning of the first interim or annual period that begins after December 15, 2005, or January 1, 2006 as to the Corporation. The Corporation currently has no stock option or other share-based incentive plans that are subject to the provisions of SFAS No. 123(R). However, management contemplates that a stock option plan will be submitted to shareholders for a vote. If such plan is ratified by the shareholders, the Corporation will be required to expense stock option grants under the plan pursuant to SFAS No. 123(R).

                    GREENVILLE FEDERAL FINANCIAL CORPORATION

       For the three- and nine-month periods ended March 31, 2006 and 2005

4. Recent Accounting Developments (continued)

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140," to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:

     - Separately recognize financial assets as servicing assets or servicing liabilities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts;

     - Initially measure all separately recognized servicing assets and liabilities at fair value, if practicable; and

     - Separately present servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

     Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 also permits a servicer that uses derivative financial instruments to offset risks on servicing to use fair value measurement when reporting both the derivative financial instrument and related servicing asset or liability.

     SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, or July 1, 2007 as to the Corporation, with earlier application permitted. The Corporation is currently evaluating SFAS No. 156, but does not expect it to have a material effect on the Corporation's financial position or results of operations.

                    GREENVILLE FEDERAL FINANCIAL CORPORATION

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to Greenville Federal or its management are intended to identify such forward looking statements. Greenville Federal's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general and local economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

Critical Accounting Policies

There were no material changes to the Corporation's critical accounting policies since that disclosed in the Corporation's Form SB-2 filing and prospectus dated November 10, 2005.

Discussion of Financial Condition Changes from June 30, 2005 to March 31, 2006

Greenville Federal's assets totaled $132.6 million at March 31, 2006, an increase of $6.6 million, or 5.2%, from the $126.0 million total at June 30, 2005. The increase in assets resulted primarily from an increase in loans receivable and cash and cash equivalents.

Cash and cash equivalents increased by $4.3 million, or 115%, over the nine-month period ended March 31, 2006, due primarily to receipt of $8.5 million from the sale of 45% of Greenville Federal Financial Corporation stock to the public and proceeds from maturities of investment securities of $1.0 million, which were partially offset by a net increase in loans of $3.4 million. Investment securities and mortgage-backed securities totaled $34.4 million at March 31, 2006, a decrease of $1.1 million, or 3.1%, from the total at June 30, 2005, which was comprised of maturities and repayments on investment and mortgage-backed securities of $1.4 million, partially offset by reinvestment of dividends on the asset management fund.

Loans receivable totaled $81.6 million at March 31, 2006, compared to $78.2 million at June 30, 2005, an increase of $3.4 million, or 4.4%. The increase was primarily attributable to a $1.6 million growth in one- to four-family residential real estate loans and a $1.1 million growth in commercial loans. Loan disbursements during the period totaling $18.3 million were partially offset by principal repayments of $15.0 million. During the nine-month period ended March 31, 2006, loan originations were comprised of $9.6 million of one- to four-family residential real estate loans, $3.0 million of commercial loans, $2.6 million of multi-family residential real estate loans and $3.1 million of consumer loans. Nonresidential real estate, multi-family residential real estate and commercial lending generally involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. Greenville Federal endeavors to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation. The majority of these loans have been made to existing customers. Management intends to pursue a moderate rate of growth in the nonresidential and commercial loan portfolios, but is committed to retaining its historical focus on one- to four-family residential lending.

The allowance for loan losses totaled $587,000 at March 31, 2006, a decrease of $3,000, or 0.5%, from the June 30, 2005 balance of $590,000, and represented 0.70% and 0.74% of total loans at each of those respective dates. Greenville Federal's nonperforming loans totaled $91,000 and $311,000 at March 31, 2006 and June 30, 2005, respectively. In determining the allowance for loan losses at any point in time, management and the board of

                    GREENVILLE FEDERAL FINANCIAL CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                            OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2005 to March 31, 2006 (continued)

directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and nonresidential loans are evaluated individually for potential impairment. Second, the allowance for loan losses is evaluated using Greenville Federal's historic loss experience, adjusted for changes in economic trends in Greenville Federal's lending area, by applying these adjusted loss percentages to the loan types to be evaluated collectively in the portfolio. To the best of management's knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at March 31, 2006. Although management believes that the allowance for loan losses at March 31, 2006, was adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect Greenville Federal's results of operations.

Deposits totaled $80.1 million at March 31, 2006, an increase of $1.2 million, or 1.6%, over the $78.9 million total at June 30, 2005. The increase in deposits was due primarily to an increase in public deposits and wholesale jumbo certificates of deposit, offset by a decrease in retail deposits. This decrease in retail deposits was a result of management's analysis of the marginal cost of funds, and the determination that wholesale funds were less expensive than meeting interest rates offered by our local competition on certificate of deposit specials.

Advances from the Federal Home Loan Bank totaled $28.9 million at March 31, 2006, a decrease of $3.3 million, or 10.3%, from June 30, 2005, as proceeds from the stock offering were used to repay $3.0 million of such advances, coupled with scheduled repayments of $300,000.

Shareholders' equity totaled $22.5 million at March 31, 2006, an increase of $8.8 million, or 64.4%, over the $13.7 million total at June 30, 2005. The increase resulted from net proceeds of $8.5 million from the sale of 45% of GFFC stock to the public. The stock offering included proceeds, net of offering costs, of $9.4 million, which were partially offset by shares acquired by the ESOP of $901,000 and $50,000 contributed by Greenville Federal to capitalize Greenville Federal MHC. Additionally, net earnings of $409,000 for the nine months ended March 31, 2006, were partially offset by an increase in the unrealized losses on securities designated as available for sale of $86,000.

Greenville Federal is required to maintain minimum regulatory capital pursuant to federal regulations. In May 2005, management was notified by the Office of Thrift Supervision that Greenville Federal was categorized as well-capitalized under regulatory guidelines. At March 31, 2006, Greenville Federal's regulatory capital continued to substantially exceed all minimum regulatory capital requirements.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2006 and 2005

General

The Corporation recorded net earnings of $119,000 for the three months ended March 31, 2006, compared to a net loss of $379,000 for the same period in 2005. The increase of $498,000 resulted from a $125,000 increase in net interest income, a $159,000 decrease in the provision for losses on loans and a $475,000 decrease in general, administrative and other expense, which were partially offset by a $261,000 increase in federal income taxes.

Net Interest Income

Interest income totaled $1.8 million for the three months ended March 31, 2006, an increase of $214,000, or 13.7%, compared to the three months ended March 31, 2005. This increase was due primarily to an increase in the average balance of loans outstanding and increases in yields on loans and investment securities. The increases in yields were due primarily to overall rising interest rates in the economy. The increase in loans receivable was comprised primarily of growth in one- to four-family residential real estate loans and commercial loans.

                    GREENVILLE FEDERAL FINANCIAL CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                            OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2006 and 2005 (continued)

Net Interest Income (continued)

Interest expense totaled $824,000 for the three months ended March 31, 2006, an increase of $89,000, or 12.1%, compared to the three months ended March 31, 2005. This increase was a result of an increase in the average cost of funds to 3.00% for the three months ended March 31, 2006, from 2.79% for the three months ended March 31, 2005, and a $4.6 million increase in the average balance of interest-bearing liabilities outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $125,000, or 15.1%, compared to the same period in 2005. The interest rate spread increased to 2.73% for the three months ended March 31, 2006, compared to 2.49% for the three months ended March 31, 2005. The net interest margin increased to 3.08% for the three months ended March 31, 2006, from 2.80% for the three months ended March 31, 2005.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to maintain the total allowance for loan losses at a level calculated by management based on historical experience, the volume and type of lending conducted by Greenville Federal, the status of past due principal and interest payments and management's assessment of economic factors in Greenville Federal's lending area that may affect the collectibility of Greenville Federal's loan portfolio. The 2005 quarter's provision recorded generally reflected management's perception of the risk prevalent in the economy, as evidenced by the increasing level of foreclosure actions filed in Greenville Federal's primary lending area, integrated with the overall increase in the level of the loan portfolio and the level of charge-offs recorded in fiscal 2005 and 2004. Based primarily upon a reduction of nonperforming loans in fiscal 2006, management recorded a reduced provision for losses on loans of $6,000 for the three months ended March 31, 2006. The allowance for loan losses totaled $587,000 at March 31, 2006, compared to $590,000 at June 30, 2005. Greenville Federal's nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $91,000 at March 31, 2006, a decrease of $220,000 compared to June 30, 2005. Management believes all nonperforming loans are adequately collateralized; however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $179,000 for both the three months ended March 31, 2006 and March 31, 2005. There were no significant changes in the classifications of other income period over period.

General, Administrative and Other Expense

General, administrative and other expense totaled $960,000 for the three months ended March 31, 2006, a decrease of $475,000, or 33.1%, compared to the same quarter in 2005. The decrease was attributable primarily to a $408,000, or 42.8%, decrease in employee compensation and benefits, a decrease of $50,000, or 89.3%, in charitable contributions and a $22,000, or 18.5%, decrease in occupancy and equipment expense, which were partially offset by pro-rata increases in other operating costs due to the Corporation's growth year to year. The decrease in employee compensation and benefits was due primarily to a $501,000 decrease in expense related to Greenville Federal's defined benefit plan, partially offset by an increase in health insurance premiums and costs associated with other benefit plans and normal merit increases. Management terminated Greenville Federal's participation in the defined benefit plan in the quarter ended March 31, 2005. The decrease in charitable contributions was due to the effects of a $50,000 pledge recorded in the 2005 quarter.

                    GREENVILLE FEDERAL FINANCIAL CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                            OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2006 and 2005 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $49,000 for the three months ended March 31, 2006, an increase of $261,000 over the $212,000 tax credit provision recorded in the comparable quarter in 2005. The increase resulted primarily from a $759,000 increase in pre-tax earnings year to year. The effective tax rate was 29.2% for the three months ended March 31, 2006 compared to a tax credit rate of 35.9% for the three months ended March 31, 2005. The effective tax rate in 2006 was less than the statutory tax rate of 34% due primarily to the non-taxable earnings on bank-owned life insurance.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2006 and 2005

General

The Corporation recorded net earnings of $409,000 for the nine months ended March 31, 2006, compared to a net loss of $286,000 for the same period in 2005. The increase of $695,000 resulted primarily from a $333,000 increase in net interest income, a $31,000 increase in other income and a $529,000 decrease in general, administrative and other expense, which were partially offset by a $355,000 increase in federal income taxes.

Net Interest Income

Interest income totaled $5.2 million for the nine months ended March 31, 2006, an increase of $540,000, or 11.7%, over the comparable period in 2005. This increase was due primarily to an increase in the average balance of loans outstanding and increases in yields on loans and investment securities. The increases in yields were due primarily to overall rising interest rates in the economy. The increase in loans receivable was comprised primarily of growth in one- to four-family residential real estate loans.

Interest expense totaled $2.4 million for the nine months ended March 31, 2006, an increase of $207,000, or 9.3%, compared to the nine months ended March 31, 2005. This increase was a result of an increase in the average cost of funds to 2.98% for the nine months ended March 31, 2006, from 2.81% for the nine months ended March 31, 2005, and a $3.1 million increase in the average balance of interest-bearing liabilities outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, the Corporation's net interest income increased by $333,000, or 13.9%, for the nine months ended March 31, 2006, compared to the same period in 2005. The interest rate spread increased to 2.71% for the nine months ended March 31, 2006, compared to 2.38% for the nine months ended March 31, 2005. The net interest margin increased to 3.01% for the nine months ended March 31, 2006, from 2.69% for the nine months ended March 31, 2005.

Provision for Losses on Loans

Management recorded a provision for losses on loans totaling $23,000 for the nine months ended March 31, 2006, a decrease of $157,000, or 87.2%, compared to the same period in 2005. The nine-month period provision generally reflects the effects of growth in the loan portfolio, offset by the decline in nonperforming loans.

                    GREENVILLE FEDERAL FINANCIAL CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                            OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2006 and 2005 (continued)

Other Income

Other income totaled $592,000 for the nine months ended March 31, 2006, an increase of $31,000, or 5.5%, compared to the $561,000 amount reported for the same period in 2005. The increase was comprised primarily of a $16,000 gain on the redemption of stock of Intrieve, Inc. and a $24,000, or 6.6%, increase in customer service charges, which were partially offset by a $12,000 decline in gains on sale of real estate acquired through foreclosure.

General, Administrative and Other Expense

General, administrative and other expense totaled $2.7 million for the nine months ended March 31, 2006, a decrease of $529,000, or 16.2%, compared to the same period in 2005. The decrease was attributable primarily to a $503,000, or 24.8%, decrease in employee compensation and benefits and a $50,000, or 80.6%, decrease in charitable contributions, which were partially offset by a $40,000, or 12.0%, increase in other operating expense. The decrease in employee compensation and benefits was due primarily to a $684,000 decrease in expense related to Greenville Federal's defined benefit plan, partially offset by an increase in health insurance premiums and costs associated with other benefit plans and normal merit increases. Management terminated Greenville Federal's participation in the defined benefit plan in the quarter ended June 30, 2005. The decrease in charitable contributions reflected the effects of a pledge recorded in the 2005 period. The increase in other operating expenses was attributable primarily to a $26,000 increase in professional fees and an $8,000 increase in office supplies. The increase in professional fees generally reflects the increased reporting costs of a public company.

Federal Income Taxes

The provision for federal income taxes totaled $156,000 for the nine months ended March 31, 2006, an increase of $355,000 over the credit provision of $199,000 recorded in the comparable period in 2005. The increase resulted primarily from a $1.1 million increase in pre-tax earnings, which totaled $565,000 in the fiscal 2006 period, compared to a loss of $485,000 in the fiscal 2005 period. The effective tax rate was 27.6% for the nine months ended March 31, 2006, compared to a tax credit rate of 41.0% reported in the 2005 period. The effective tax rate was less than the statutory tax rate of 34% due primarily to the non-taxable earnings on bank-owned life insurance.

ITEM 3: Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Registrant have evaluated the effectiveness of the Registrant's disclosure controls and procedures as of March 31, 2006, and have concluded that the disclosure controls and procedures in place at March 31, 2006, were effective.

There were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                    GREENVILLE FEDERAL FINANCIAL CORPORATION

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

     Not applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a)  None

     (b) The Registrant was formed in connection with the reorganization of Greenville Federal into the mutual holding company form of organization. In connection with that reorganization, the Registrant commenced on November 18, 2005, a public offering of up to 1,606,837 shares of its common stock, $.01 par value per share, for a maximum aggregate amount of $16,068,370 pursuant to a Registration Statement on Form SB-2 (No. 333-126035), which was declared effective on November 10, 2005. The offering was closed on December 21, 2005, and consummated on January 4, 2006, resulting in the sale of 1,034,285 shares for gross proceeds of $10,342,850. Expenses related to the offering were approximately $920,000, including $190,000 paid to the marketing agent, Keefe, Bruyette & Woods, Inc., as commission and reimbursement of expenses. Such payments were not direct or indirect payments to directors, officers or general partners of the Registrant or its affiliates or persons owning ten percent or more of any class of equity securities of the Registrant. Of the $9,423,000 of net proceeds (1) $4,712,000 was used by the Registrant to purchase all of the outstanding common stock of Greenville Federal, which contributed $50,000 to the capital of Greenville Federal MHC, which acquired 55% of the outstanding common stock of the Registrant in the reorganization; (2) $900,980 was loaned to the Greenville Federal Financial Corporation Employee Stock Ownership Plan for its purchase of 90,098 shares of common stock of the Registrant; and (3) $3,811,000 was retained by the Registrant for its working capital uses. The $50,000 contributed to Greenville Federal MHC was deposited into a savings account and a checking account with Greenville Federal. Of the $4,712,000 paid to Greenville Federal for the outstanding common stock of Greenville Federal, $3.0 million was used to pay off Federal Home Loan Bank advances and the remainder was used for general operating purposes. The $3,811,000 retained by the Registrant was deposited in a certificate of deposit, a savings account and a checking account with Greenville Federal.

     (c)  None

ITEM 3. Defaults Upon Senior Securities

     Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

     Not applicable

ITEM 5. Other Information

     Not applicable.

                    GREENVILLE FEDERAL FINANCIAL CORPORATION

ITEM 6. Exhibits

     3.1 Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter

     3.2 Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws

     10.1 Employment Agreement with David M. Kepler (incorporated by reference to Exhibit 10.1 to the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2006)

     10.2 Employment Agreement with Susan J. Allread (incorporated by reference to Exhibit 10.2 to the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2006)

     31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                        GREENVILLE FEDERAL FINANCIAL CORPORATION


Date: May 11, 2006                      By: /s/ David M. Kepler
                                            ------------------------------------
                                            David M. Kepler
                                            President and Chief Executive
                                            Officer


Date: May 11, 2006                      By: /s/ Susan J. Allread
                                            ------------------------------------
                                            Susan J. Allread
                                            Chief Financial Officer

                                INDEX TO EXHIBITS

3.1 Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter (Incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2005)

3.2 Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2005)

10.1 Employment Agreement with David M. Kepler (Incorporated by reference to
     Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 19, 2006)

10.2 Employment Agreement with Susan J. Allread (Incorporated by reference to
     Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 19, 2006)

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