Form 10KSB
period 2006-06-30
Greenville Federal Financial CORP
filed 2006-09-27
CIK 1330365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-51668
GREENVILLE FEDERAL FINANCIAL CORPORATION
(Name of small business issuer in its charter)

Ohio	20-3742295

(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)
690 Wagner Avenue, Greenville, Ohio 45331
(Address of principal executive offices) (Zip Code)
Issuer’s telephone number:      (937) 548-4158
Securities registered under Section 12(b) of the Exchange Act:

None	None

(Title of each class)	(Name of each exchange on which registered)
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.01 per share
(Title of class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)__________
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The issuer’s revenues for the fiscal year ended June 30, 2006, were $7.8 million.
     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sale price for the registrant’s common stock on the OTC Bulletin Board on September 21, 2006, was $7.95 million.
     On September 21, 2006, 2,298,411 shares of the registrants common stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2006.
     Part III of Form 10-KSB - Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders.
Transitional Small Business Disclosure Format (check one): Yes ☐   No ☑

PART I
Item 1. Description of Business
General
     Greenville Federal Financial Corporation (“GFFC”), a federal corporation chartered in 2005, is a savings and loan holding company which owns all of the issued and outstanding common shares of Greenville Federal, a federal savings bank. GFFC acquired all of the common stock issued by Greenville Federal upon its conversion from a federally chartered mutual savings and loan association to a stock savings bank in January 2006, the formation of Greenville Federal MHC to own 55% of the common stock of GFFC and the offering of 45% of the outstanding common stock in a public offering (the “Reorganization”).
     Greenville Federal has conducted business in Greenville, Ohio, since it was founded in 1883 as an Ohio chartered mutual savings and loan association. Greenville Federal converted to a federal charter in 1942. Greenville Federal presently conducts its business from its main office and a branch office, both located in Greenville, Ohio.
     GFFC is subject to regulation and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the “OTS”) and the United States Securities and Exchange Commission (the “SEC”). Greenville Federal is subject to supervision and regulation by the OTS and the Federal Deposit Insurance Corporation (the “FDIC”) and is a member of the Federal Home Loan Bank (the “FHLB”) of Cincinnati. Greenville Federal’s deposits are insured up to applicable limits by the FDIC.
     Greenville Federal’s business involves attracting deposits from individual and business customers and using these deposits to originate loans to individuals and businesses in its primary market area, which consists of Darke, Preble, Auglaize, Miami, Shelby and Mercer Counties in Ohio and the Indiana counties of Randolph and Wayne. Greenville Federal provides deposit products including checking, savings, money market and individual retirement accounts and certificates of deposit. Additionally, Greenville Federal provides access to its products and services via the Internet at www.greenvillefederal.com. Greenville Federal originates loans secured primarily by one- to four-family residences, multi-family residences and nonresidential real estate, although it also makes a variety of consumer and commercial loans. Its income is derived principally from interest on loans and securities and also from service charges.
Lending activities
     General. Greenville Federal’s primary lending activity is the origination of conventional mortgage loans secured by one- to four-family homes located in our primary market area. Loans for the construction of one- to four-family homes and mortgage loans on multifamily properties containing five units or more and nonresidential properties are also offered. Greenville Federal does not currently offer loans insured by the Federal Housing Administration or guaranteed by the Veterans Administration. In addition to mortgage lending, Greenville Federal makes consumer loans secured by deposits and automobiles and home improvement loans. Greenville Federal also makes a small amount of commercial loans.

     Loan portfolio composition. The following tables present certain information with respect to the composition of Greenville Federal’s loan portfolio at the dates indicated.

	At June 30,
	2006		2005
		Percent		Percent
	Amount	of total loans	Amount	of total loans
	(Dollars in thousands)
Residential real estate loans:
One- to four-family	$68,604	79.72%	$65,060	81.62%
Multifamily	3,936	4.57	3,872	4.86
Construction	1,984	2.31	1,336	1.68
Nonresidential real estate	4,181	4.86	3,818	4.79
Commercial	4,258	4.95	3,092	3.88
Consumer and other	3,089	3.59	2,524	3.17

Total loans	86,052	100.00%	79,702	100.00%
Less:
Unearned interest	14		11
Deferred loan origination fees, net	403		320
Allowance for loan losses	579		590
Undisbursed portion of loans in process	1,604		592

Loans receivable, net	$83,452		$78,189

     Loan maturity schedule. The following table sets forth certain information as of June 30, 2006, regarding the dollar amount of loans maturing in Greenville Federal’s portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Due during the year ending			Due 4-5	Due 6-10	Due 11-20	Due more than
	June 30,			years after	years after	years after	20 years after
	2007	2008	2009	6/30/06	6/30/06	6/30/06	6/30/06	Total
	(In thousands)
Fixed-rate loans
Residential real estate loans:
One- to four-family (first mortgage) (1)	$61	$22	$377	$334	$3,301	$14,892	$30,868	$49,855
Home equity (second mortgage)	312	70	44	224	814	1,049	—	2,513
Multifamily and nonresidential real estate loans	—	—	—	—	—	1,214	44	1,258

Total real estate loans	373	92	421	558	4,115	17,155	30,912	53,626

Commercial loans	1,716	—	168	561	621	129	—	3,195
Consumer and other loans	289	310	553	1,792	145	—	—	3,089

Total fixed-rate loans	2,378	402	1,142	2,911	4,881	17,284	30,912	59,910

Adjustable-rate loans
Residential real estate loans:
One- to four-family (first mortgage) (1)	—	5	9	45	321	1,990	12,469	14,839
Home equity (second mortgage)	504	879	858	1,121	19	—	—	3,381

Multifamily and nonresidential real estate loans	—	—	2	24	85	851	5,897	6,859

Total real estate loans	504	884	869	1,190	425	2,841	18,366	25,079

Commercial loans	—	—	—	—	—	23	1,040	1,063
Consumer and other loans	—	—	—	—	—	—	—	—

Total adjustable-rate loans	504	884	869	1,190	425	2,864	19,406	26,142

Total loans	$2,882	$1,286	$2,011	$4,101	$5,306	$20,148	$50,318	$86,052

(1)	Includes construction loans.
     One- to four-family residential real estate loans. The primary lending activity of Greenville Federal has been the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located in Greenville Federal’s primary market area. Each of such loans is secured by a mortgage on the underlying real estate and improvements, if any. Loans secured by non-owner occupied properties are considered to carry greater risk of loss because the borrower typically depends upon income generated by the property to cover operating expenses and debt service, although such loans carry higher rates of interest. The profitability of a property can be affected by economic conditions, governmental policies and other factors beyond the control of the borrower.
     Greenville Federal makes fixed-rate first mortgage loans on single-family residences in amounts up to 100% of the value of the real estate and improvements (the “LTV”). Greenville Federal offers fixed-rate residential real estate loans for terms of up to 30 years. Greenville Federal requires private mortgage insurance for any loans with an LTV in excess of 80%. Greenville Federal also requires an escrow of insurance and taxes on loans with an LTV in excess of 80%, but on other loans, an escrow is optional.

     Greenville Federal also originates adjustable-rate mortgage loans (“ARMs”). ARMs are offered on single-family residences, two- to four-family properties and non-owner occupied one- to four-family properties with the same maximum LTV, terms and private mortgage insurance requirement as for fixed-rate residential real estate loans. The initial interest rate adjustment periods currently offered are one year, three years, five years and seven years, with annual adjustments after the initial fixed-rate period. The adjustments generally are tied to changes in the weekly average yield on the U.S. Treasury constant maturities index for the corresponding adjustment frequency. Greenville Federal also holds in its portfolio some loans with adjustment periods every three years or five years. For those loans with three- or five-year adjustment periods, the adjustments are limited to 2% per adjustment. In addition, Greenville Federal holds in its portfolio some loans with seven- and ten-year fixed-rate periods before first adjustment. For those loans with seven-year fixed-rate periods before first adjustment, the first adjustment is limited to 5%, and the annual adjustment thereafter is limited to 2%. Rate adjustments are computed by adding a stated margin, usually a minimum of 2.5%, to the index. The maximum allowable adjustment for one-year adjustment periods is usually 2%, with a maximum adjustment of 6% over the term of the loan.
     Greenville Federal also offers ARMs and fixed-rate loans secured by unimproved lots for the construction of single-family homes.
     ARMs are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level, although such increase is considered in our underwriting of any such loans if the initial adjustment period is less than five years.
     Greenville Federal also originates residential home equity loans, lines of credit and second mortgage loans. Such loans have both fixed rates and adjustable rates, LTVs generally limited to 80%, and terms of up to 15 years. If Greenville Federal has the first mortgage on a property, it will lend up to 90% LTV.
     The aggregate amount of our one- to four-family residential real estate loans equaled approximately $68.6 million at June 30, 2006, and represented 79.7% of loans at such date. Of such amount, approximately 27% were ARMs. The largest individual loan balance on a one- to four-family loan at such date was $396,800. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $527,000, or 0.75% of its one- to four-family residential real estate loan balance, were 90 days or more delinquent.
     Multifamily residential real estate loans. In addition to loans secured by one- to four-family residences, Greenville Federal makes loans secured by multifamily properties containing over four units. Such loans are made with fixed or adjustable interest rates, a maximum LTV of 80% and a maximum term of 30 years.
     Multifamily lending is generally considered to involve a higher degree of risk because the loan amounts are larger and the borrower typically depends upon income generated by the property to cover operating expenses and loan payments. The profitability of a property can be affected by economic conditions, government polices and other factors beyond the control of the borrower. Greenville Federal attempts to reduce the risk associated with multifamily lending by evaluating the credit-worthiness of the borrower and the projected income from the property and by obtaining personal guarantees on loans made to corporations and partnerships. Greenville Federal requires financial statements annually to enable Greenville Federal to monitor the loans.

     At June 30, 2006, loans secured by multifamily properties totaled approximately $3.9 million, or 4.6% of total loans, all of which were secured by property located within Greenville Federal’s primary market area, and all of which were performing in accordance with their terms. The largest such loan at June 30, 2006, had a balance of $898,000. At June 30, 2006, approximately $307,000, or 0.36% of total loans, were fixed-rate multifamily loans.
     Construction loans. Greenville Federal makes loans for the construction of residential and nonresidential real estate. Such loans are structured as permanent loans with fixed rates or adjustable rates of interest with a maximum LTV of 97% for single-family, owner-occupied homes, 90% for two-family homes and 80% for all other construction loans. Greenville Federal’s construction loans have been made to borrowers who intended to occupy the newly-constructed real estate or to developers who may or may not have had a purchaser for the property at the time the loan was made. Approximately 4.2% of the construction loan balance at June 30, 2006, was secured by a two-family property owned by an investor who will rent the property upon completion. All construction loans are written as permanent loans but require the payment of interest only until the construction is completed. Generally, construction is required to be completed within one year.
     Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties because such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to evaluate before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTV and the total loan funds required to complete a project. In the event a default on a construction loans occurs and foreclosure follows, Greenville Federal must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Greenville Federal attempts to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns and other projects undertaken by the developers.
     At June 30, 2006, $2.0 million, or approximately 2.3% of Greenville Federal’s total loans, consisted of construction loans. All of Greenville Federal’s construction loans are secured by property located within our primary market area. At June 30, 2006, all of such loans were performing in accordance with their terms.
     Nonresidential real estate loans. Greenville Federal also makes loans secured by a wide variety of nonresidential real estate located in its market area, including churches, retail businesses, offices, a funeral home and farm land. Such loans generally are originated with terms of up to 30 years and may have fixed or adjustable rates. The maximum LTV for such loans is generally 80%.
     Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If the cash flow on the property is reduced, for example, as leases are not obtained or renewed, the borrower’s ability to repay may be impaired. Greenville Federal has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property, the debt service ratio, and quality and characteristics of the income stream generated by the property and appraisals supporting the property’s valuation. Greenville Federal also requires personal guarantees on most of such loans, and Greenville Federal generally obtains tax returns and annual financial statements.

     At June 30, 2006, Greenville Federal had a total of $4.2 million invested in nonresidential real estate loans, $3.3 million of which were secured by property located within Darke County. Such loans comprised approximately 4.9% of Greenville Federal’s total loans at that date, and none of such loans was delinquent at that date.
     Federal regulations limit the amount of nonresidential mortgage loans an association may make to 400% of its tangible capital. At June 30, 2006, our nonresidential mortgage loans totaled 22.9% of our tangible capital.
     Consumer loans. Greenville Federal makes loans secured by deposits, automobiles and recreational vehicles. Greenville Federal also makes unsecured loans for a variety of consumer purposes. Most consumer loans have fixed rates of interest, although a small number have adjustable rates. Vehicle loans have maximum LTVs of as much as 100% and terms of up to six years, depending upon the age of the vehicle. Loans secured by deposits have maximum LTVs of 85% and terms of up to five years.
     Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although Greenville Federal has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.
     At June 30, 2006, Greenville Federal had approximately $3.1 million, or 3.6% of total loans, invested in consumer loans. Of such loans, $2,000 were more than 90 days delinquent or nonaccruing.
     Commercial loans. Greenville Federal does a small amount of commercial lending, securing loans to businesses with a variety of collateral, such as inventory, business equipment, vehicles and accounts receivable. Commercial loans are made at fixed rates with terms of up to ten years. Greenville Federal also makes commercial loans with one-year terms with interest payments only until maturity.
     Commercial lending entails significant risks. The loans are subject to greater risk of default during periods of adverse economic conditions. Particularly with respect to loans secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment in the event of default. Greenville Federal tries to minimize such risks through prudent underwriting, which includes guidelines to determine the acceptability of the collateral to be pledged. An evaluation is made of the real estate, if any, accounts receivable, inventory and equipment securing the loan as to their value, marketability, strength of brand names, stability of conditions and environmental impact in order to mitigate or minimize the risk of loss. Loan advance amounts are established in accordance with the type of collateral asset. Credit guidelines have been established relative to debt service coverage, leveraging, established profitability, guarantor strength, liquidity and sales concentration. The guarantee of the principals will generally be required on all loans made to closely held business entities and affiliates. The credit information required includes fully completed financial statements, two years’ federal income tax returns, a current credit report and, generally, a business plan. Adequate insurance, appropriate regulatory disclosures and both a preliminary and final lawyer’s title opinion are required when real estate is involved.
     At June 30, 2006, Greenville Federal had total commercial loans in the amount of $4.3 million, or approximately 5.0% of total loans. At such date, no commercial loans were more than 90 days delinquent or nonaccruing. The total indebtedness of the largest single borrower within the commercial portfolio was $564,000 at June 30, 2006, and the borrowing was secured by a variety of collateral, including equipment and real estate.
     Loan solicitation and processing. Loan originations are developed from a number of sources, including continuing business with depositors, borrowers, realtors, real estate developers, referrals, periodic newspaper advertisements, solicitations by Greenville Federal staff and walk-in customers. Greenville Federal does not use third-party brokers or originators.
     Loan personnel take applications for permanent mortgage loans. Greenville Federal obtains a credit report concerning the credit-worthiness of the borrower. Greenville Federal generally complies with Freddie Mac standards, under which it limits the ratio of mortgage loan payments to the borrower’s income to 28% and the ratio of the borrower’s total debt payments to income to 36%. Greenville Federal may make some loans that exceed those ratios if the borrower has a strong credit report or a low LTV. An appraisal of the fair market value of the real estate on which we will be granted a mortgage to secure the loan is prepared by an outside appraiser. As part of the appraisal and prior to foreclosure on any delinquent loan, a visual inspection is performed to identify any obvious environmental concerns. If the visual inspection or the history of the property provides reason to believe an environmental problem might exist, we will conduct further investigations.
     For multifamily and nonresidential mortgage loans, a personal guarantee of the borrower’s obligation to repay the loan is usually required. Greenville Federal also obtains the borrower’s financial statement, tax returns and information with respect to prior projects completed by the borrower. For multifamily mortgage loans, Greenville Federal obtains schedules of rents and sometimes copies of lease agreements.
     Upon completion of the appraisal and the receipt of information on the borrower, the application for a loan is approved by the Loan Officer, the President, the Executive Committee or the Board, depending upon the type of the property or the amount of the loan. Any loan in excess of $125,000 for single-family owner-occupied homes or lower amounts for other loans must be approved by the Executive Committee. Loans for multifamily residences and nonresidential loans must be approved by the Executive Committee or the full Board of Directors. Loans of any type of $300,000 or more must be approved by the full Board of Directors.
     If a mortgage loan application is approved, Greenville Federal obtains an attorney’s opinion of title, but does not require title insurance. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Greenville Federal as an insured mortgagee.
     The procedure for approval of construction loans is the same as for permanent mortgage loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. Greenville Federal also evaluates the feasibility of the proposed construction project and the experience and record of the builder.
     Consumer loans are underwritten on the basis of the borrower’s credit history and an analysis of the borrower’s income and expenses, ability to repay the loan and the value of the collateral, if any.
     Our loans provide that the entire balance of the loan is due upon sale of the property securing the loan, and Greenville Federal generally enforces such due-on-sale provisions. Greenville Federal does not impose prepayment penalties on any loans.

     Loan purchases and sales. Greenville Federal has occasionally purchased some whole loans and some participations in loans originated by other financial institutions and have some in its portfolio, although it has not made any such purchases in at least the last ten years. Before July 2003, Greenville Federal actively originated and sold a substantial amount of its fixed-rate residential mortgage loans into the secondary market for interest rate risk management purposes, retaining the servicing on those loans. This led, however, to a decline in the loan portfolio and an increase in short-term liquidity. Since mid-2003, Greenville Federal has sold few loans, striving instead to build the loan portfolio to enhance income. At June 30, 2006, Greenville Federal retained the servicing on loans with an aggregate principal balance of $17.1 million.
     The following table presents Greenville Federal’s mortgage loan origination and purchase activity for the periods indicated:

	Year ended
	June 30,
	2006	2005
	(In thousands)
Loan originations:
One- to four-family residential	$13,346	$15,716
Multifamily residential	2,551	942
Nonresidential	202	801
Land	—	—
Commercial	3,951	3,360
Consumer	3,775	4,383

Total loans originated	23,825	25,202

Loans purchased	—	—

Total loans originated and purchased	23,825	25,557

Principal repayments	(18,594)	(19,430)

Loan originations, net	5,231	5,772
Loans sold	—	—
Transfers from loans to real estate acquired through foreclosure	(54)	(391)
Increase (decrease) due to other items, net (1)	86	211

Net increase in net loan portfolio	$5,263	$5,592

(1)	Consists of deferred fees, costs and the allowance for loan losses.
     Office of Thrift Supervision regulations generally limit the aggregate amount that a savings association may lend to any one borrower to an amount equal to 15% of the association’s total capital under the regulatory capital requirements plus any additional loan reserve not included in total capital. A savings association may lend to one borrower an additional amount not to exceed 10% of total capital plus additional reserves if the additional amount is fully secured by certain forms of “readily marketable collateral.” Real estate is not considered “readily marketable collateral.” In addition, the regulations require that loans to certain related or affiliated borrowers be aggregated for purposes of such limits. An exception to these limits permits loans to one borrower of up to $500,000 for any purpose.
     Based on such limits, Greenville Federal was able to lend approximately $2.8 million to one borrower at June 30, 2006. The largest amount Greenville Federal had outstanding to one borrower at that date was $1.9 million, consisting of several loans. Such loans were secured by one- to four-family and multifamily real estate, commercial real estate, farm ground with livestock operations and equipment. All of such loans were current at June 30, 2006.
     Delinquent loans, nonperforming assets and classified assets. When a borrower fails to make a required payment on a loan, Greenville Federal attempts to cause the delinquency to be cured by contacting the borrower. In most cases, delinquencies are cured promptly.
     When a non-mortgage loan is 5 days delinquent, Greenville Federal sends a notice to the borrower, and after 15 days’ delinquency, a second notice is sent generally accompanied by a phone call. When a mortgage loan is 16 days delinquent, a notice is sent generally accompanied by a phone call. When a loan secured by a primary residence is 30 days past due, the delinquency notice that is sent to the borrower contains a notice advising the borrower of the availability of credit counseling from a counseling agency. Between 45 and 60 days, Greenville Federal attempts to have the borrower come in and discuss a plan to cure the delinquency. When a loan is delinquent 90 days, Greenville Federal will send a letter to the borrower declaring acceleration of payment and providing the borrower 30 days in which to make arrangements for payments. Under certain circumstances, Greenville Federal may arrange for an alternative payment structure through a workout agreement. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower’s ability and willingness to cooperate in curing delinquencies. Greenville Federal generally initiates foreclosure when a loan has been delinquent 120 days and no workout agreement has been reached.
     Real estate acquired by foreclosure proceedings is classified as real estate owned until it is sold. When property is so acquired, it is initially recorded at the lower of cost or fair value of the real estate, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry the real estate are charged to expense. Greenville Federal did not have any real estate owned at June 30, 2006.
     Greenville Federal has been experiencing increased foreclosures on single-family homes in the last three years, as has much of the industry. We believe that many of the foreclosures result from people fully mortgaging their homes through first and second mortgages and then incurring more credit card debt than they can afford. Greenville Federal attempts to minimize the effect of increasing foreclosures by requiring private mortgage insurance for any loan with an LTV in excess of 80%.
     Nonaccrual status is considered when a loan is more than 90 days delinquent, although placement on nonaccrual status may come earlier or later than 90 days.
     The following table reflects the amount of loans in a delinquent status as of the date indicated:

	At June 30,
	2006			2005
			Percent			Percent
	Number	Amount	of total loans	Number	Amount	of total loans
	(Dollars in thousands)
Loans delinquent for (1):
30 - 59 days	16	$668	0.78%	21	$1,187	1.49%
60 - 89 days	6	361	0.42	8	392	0.49
90 days and over	5	529	0.61	7	311	0.39

Total delinquent loans	27	$1,558	1.81%	36	$1,890	2.37%

(1)	The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

The following table sets forth information with respect to Greenville Federal’s loans 90 days or more past due and other nonperforming assets at the date indicated.

	At June 30,
	2006	2005
	(Dollars in thousands)
Accruing loans greater than 90 days delinquent:
Real estate:
Residential	$43	$111
Nonresidential	—	—
Consumer	—	—

Total accruing loans greater than 90 days delinquent	43	111

Nonaccrual loans:
Real estate:
Residential	484	196
Nonresidential	—	—
Consumer	2	4

Total nonaccrual loans	486	200

Total nonperforming loans	529	311

Real estate owned	—	81

Total nonperforming assets	$529	$392

Total nonperforming loans as a percentage of total loans	0.61%	0.39%
Total nonperforming assets as a percentage of total assets	0.40%	0.31%
Allowance for loan losses as a percentage of nonperforming loans	109.45%	189.71%
     The gross interest income that would have been recorded during fiscal 2006, on nonaccrual loans if they had been current in accordance with their terms and outstanding throughout the period is $33,124. The amount of interest actually recorded on such loans during those periods was $21,034.
     During the periods shown, Greenville Federal had no restructured loans within the meaning of SFAS No. 15, as amended by SFAS No. 114. There are no loans which are not currently classified as nonaccrual, more than 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.
     Office of Thrift Supervision regulations require that each association classify its own assets on a regular basis. Problem assets are classified as “substandard,” “doubtful” or “loss.” “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the same weaknesses as “substandard” assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a “special mention” category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management’s close attention.

     Generally, Greenville Federal classifies as “substandard” all loans that are delinquent more than 90 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 90 days may also be classified if the loans have the characteristics described above rendering classification appropriate. At June 30, 2006, all nonperforming loans were included within the classified assets totals.
     The aggregate amount of Greenville Federal’s classified assets at the dates indicated were as follows:

	At June 30,
	2006	2005
	(In thousands)
Classified assets:
Substandard	$984	$809
Doubtful	—	—
Loss	3	4

Total classified assets	$987	$813

     Federal examiners are authorized to classify an insured institution’s assets. If an insured institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the Regional Director of the Office of Thrift Supervision. Greenville Federal had no disagreements with the examiners regarding the classification of assets at the time of the last examination.
     Office of Thrift Supervision regulations require that we establish prudent general allowances for losses on loans for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, we must either establish specific allowances for losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.
     Allowance for loan losses. Greenville Federal maintains an allowance for loan losses based upon a number of relevant factors, including, but not limited to, the nature of the portfolio, credit concentrations, an analysis of specific loans in the portfolio, known and inherent risks in the portfolio, the estimated value of the underlying collateral, the assessment of general trends in relevant real estate markets, and current and prospective economic conditions, including property values, employment and occupancy rates, interest rates and other conditions that may affect a borrower’s ability to comply with repayment terms.
     The single largest component of Greenville Federal’s loan portfolio consists of one- to four-family residential real estate loans. Substantially all of Greenville Federal’s loans are secured by residential real estate, and most have a down payment of 20% of the lower of the sales price or appraised value of the real estate. If a borrower provides a down payment of less than 20%, Greenville Federal requires the borrower to purchase private mortgage insurance. In addition, most of these loans, as well as Greenville Federal’s multifamily and nonresidential real estate loans, are secured by property in Greenville Federal’s lending area. These lending practices have contributed to a low historical charge-off history. Greenville Federal has not experienced substantial charge-offs on consumer loans in the recent past, although they have increased over the last three years. There can be no assurance that charge-offs on consumer loans will not continue to increase in the future.
     The allowance for loan losses is reviewed quarterly by the board of directors. While the directors believe that they use the best information available to determine the allowance for loan losses,

unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions used in making the final determination.
     The following table sets forth an analysis of Greenville Federal’s allowance for loan losses for the periods indicated.

	Year ended June 30,
	2006	2005
	(Dollars in thousands)
Total gross loans outstanding	$86,052	$79,702
Average net loans outstanding	$81,016	$75,323

Allowance for loan losses
Balance at beginning of year	$590	$456

Charge-offs
Real estate:
Residential	—	(48)
Nonresidential	—	—
Consumer	(36)	(54)

Total charge-offs	(36)	(102)
Recoveries
Real estate:
Residential	—	6
Nonresidential	—	—
Consumer	—	14

Total recoveries	—	20

Net charge-offs	(36)	(82)

Provision for losses on loans	25	216

Balance at end of year	$579	$590

Ratio of allowance for loan losses as a percent of total loans outstanding	0.67%	0.74%
Ratio of net charge-offs to average loans outstanding during the period	0.04%	0.11%

     The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio, based primarily on Greenville Federal’s loss history, as adjusted for management’s assessment of current economic conditions in Greenville Federal’s lending area. The provision for losses on loans for the fiscal year ended June 30, 2005, was significantly impacted by management’s recognition of an increase in the level of foreclosures filed in Greenville Federal’s lending area of Darke County in calendar 2004 and the first half of 2005 from historic levels. This allocation is subject to changes as and when the risk factors of each such component part change. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may be taken nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

	At June 30, 2006
	Amount	Percent of total allowance	Percent of gross loans
	(Dollars in thousands)
One- to four-family real estate	$473	81.6%	82.0%
Multifamily real estate	8	1.4	4.6
Nonresidential real estate	16	2.8	4.9
Commercial	48	8.3	4.9
Consumer	34	5.9	3.6

	$579	100.0%	100.0%

	At June 30, 2005
	Amount	Percent of total allowance	Percent of gross loans
	(Dollars in thousands)
One- to four-family real estate	$478	81.0%	83.3%
Multifamily real estate	28	4.7	4.8
Nonresidential real estate	28	4.7	4.8
Commercial	31	5.3	3.9
Consumer	25	4.3	3.2

	$590	100.0%	100.0%

Mortgage-backed securities
     Greenville Federal maintains a small portfolio of mortgage-backed securities, which entitle Greenville Federal to receive a portion of the cash flows from an identified pool of mortgages. Mortgage-backed securities generally yield less than individual loans originated by us. In addition, a higher rate of prepayment of the underlying loans could have a material negative effect on the yield on the securities.
     Mortgage-backed securities present less credit risk than loans originated and held in Greenville Federal’s portfolio. These securities were issued by Freddie Mac, Fannie Mae or an issuer whose securities are guaranteed as to principal and interest by Ginnie Mae. Freddie Mac and Fannie Mae are shareholder-owned companies, and they guarantee the securities they issue. Ginnie Mae is a U.S. Government agency. Greenville Federal has purchased some adjustable-rate mortgage-backed securities as part of its effort to reduce interest rate risk. If interest rates rise in general, including the interest Greenville Federal pays on its liabilities, the interest rates on the loans backing the mortgage-backed securities will also adjust upward. At June 30, 2006, $1.2 million of Greenville Federal’s mortgage-backed securities had adjustable rates.

     The following table sets forth the carrying value and market value of Greenville Federal’s mortgage-backed securities at the dates indicated. All of such securities are designated as held to maturity.

	At June 30,
	2006		2005
	Carrying	Market	Carrying	Market
	value	value	value	value
	(In thousands)
Fannie Mae certificates	$1,807	$1,797	$1,181	$1,189
Ginnie Mae certificates	21	21	27	28
Freddie Mac certificates	344	346	529	538

Total mortgage- backed securities	$2,172	$2,164	$1,737	$1,755

     The following tables set forth information regarding scheduled maturities, amortized costs, market value and weighted-average yields of Greenville Federal’s mortgage-backed securities at June 30, 2006 and 2005. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayments penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At June 30, 2006
									Total mortgage-backed
	One year or less		After one to five years		After five to ten years		After ten years		portfolio
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Market	Average
	Value	yield	value	yield	value	yield	value	yield	value	value	yield
	(Dollars in thousands)
Fannie Mae certificates	$—	—%	$—	—%	$—	—%	$1,807	4.93%	$1,807	$1,797	4.93%
Ginnie Mae certificates	—	—	4	9.00	—	—	17	5.13	21	21	5.84
Freddie Mac certificates	—	—	27	7.46	20	5.95	297	5.31	344	346	5.54

Total	$—	—%	$31	7.65%	$20	5.95%	$2,121	4.99%	$2,172	$2,164	5.04%

	At June 30, 2005
									Total mortgage-backed
	One year or less		After one to five years		After five to ten years		After ten years		portfolio
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Market	Average
	value	yield	value	yield	value	yield	Value	yield	value	Value	yield
	(Dollars in thousands)
Fannie Mae certificates	$—	—%	$—	—%	$—	—%	$1,181	4.28%	$1,181	$1,189	4.28%
Ginnie Mae certificates	—	—	5	9.00	—	—	22	4.13	27	28	5.03
Freddie Mac certificates	—	—	52	7.28	3	12.36	474	4.10	529	538	4.46

Total	$—	—%	$57	7.43%	$3	12.36%	$1,677	4.23%	$1,737	$1,755	4.35%

Investments
     Office of Thrift Supervision regulations require that Greenville Federal maintain a minimum amount of liquid assets, which may be invested in U.S. Treasury obligations, securities of various federal agencies and U.S. government sponsored entities, certificates of deposit at insured banks, bankers’ acceptances and federal funds. Greenville Federal is also permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations.
     The following table sets forth the composition of Greenville Federal’s investment securities at the dates indicated:

	At June 30,
	2006				2005
	Carrying	Percent	Market	Percent	Carrying	Percent	Market	Percent
	value	of total	value	of total	value	of total	value	of total
	(Dollars in thousands)
Held to maturity:
U.S. Government agency and sponsored entity securities	$17,000	51.2%	$16,555	50.5%	$18,000	53.3%	$17,802	53.1%
Municipal obligations	41	0.1	41	0.1	50	0.1	50	0.1

Total securities held to maturity	17,041	51.3	16,596	50.6	18,050	53.4	17,852	53.2
Available for sale:
Asset management fund	16,204	48.7	16,204	49.4	15,717	46.6	15,717	46.8

Total investment securities	$33,245	100.0%	$32,800	100.0%	$33,767	100.0%	$33,569	100.0%

     The following table sets forth the contractual maturities, carrying values, market values and average yields for Greenville Federal’s investment securities held to maturity at June 30, 2006.

	At June 30, 2006
	One year or less		After one to five years		After five to ten years		After ten years		Total Portfolio
									Weighted			Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	average life	Carrying	Market	average
	value	Yield	value	yield	value	yield	value	yield	in years	value	value	yield
	(Dollars in thousands)
U.S. Government agency and sponsored entity securities	$6,000	2.76%	$11,000	3.76%	$—	—%	$—	—%	1.65	$17,000	$16,555	3.41%

Municipal obligations	—	—	41	3.63	—	—	—	—	3.83	41	41	3.63

	$6,000	2.76%	$11,041	3.76%	$—	—%	$—	—%	1.66	$17,041	$16,596	3.41%

Deposits and borrowings
     General. Deposits have traditionally been the primary source of Greenville Federal’s funds for use in lending and other investment activities. In addition to deposits, Greenville Federal derives funds from Federal Home Loan Bank of Cincinnati advances, interest payments and principal repayments on loans and mortgage-backed securities, service charges and gains on the sale of assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions.
     Deposits. Greenville Federal attracts deposits principally from within its primary market area through the offering of a broad selection of deposit instruments, including savings accounts, checking accounts, money market deposit accounts and certificates of deposit. Greenville Federal offers individual retirement accounts (“IRAs”) and had $7.4 million in IRA accounts at June 30, 2006. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management based on Greenville Federal’s liquidity requirements, growth goals and interest rates paid by competitors. Greenville Federal does not use brokers to attract deposits, and it has no plans to use them in the future.
     At June 30, 2006, Greenville Federal’s certificates of deposit totaled $48.5 million, or 61.6% of total deposits. Of such amount, approximately $29.0 million mature within one year. Based on past experience and our prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Greenville Federal at maturity.

     The following table sets forth the dollar amount of deposits in the various types of savings programs Greenville Federal offers at the dates indicated.

	At June 30,
	2006		2005
		Percent		Percent
		of total		of total
	Amount	deposits	Amount	deposits
	(Dollars in thousands)
Transaction accounts:
Non-interest-bearing accounts	$4,153	5.3%	$3,553	4.5%
NOW accounts (1)	4,859	6.2	5,172	6.6
Money market accounts (2)	602	0.7	958	1.2
Savings accounts (3)	20,661	26.2	22,435	28.4

Total transaction accounts	30,275	38.4	32,118	40.7

Certificates of deposit:
1.01% - 2.00%	614	0.8	15,583	19.8
2.01% - 3.00%	11,610	14.7	11,152	14.1
3.01% - 4.00%	14,693	18.7	13,640	17.3
4.01% - 5.00%	21,210	26.9	4,293	5.4
Greater than 5.00%	380	0.5	2,112	2.7

Total certificates of deposit	48,507	61.6	46,780	59.3

Total deposits (4)	$78,782	100.0%	$78,898	100.0%

(1)	Greenville Federal’s weighted-average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At June 30, 2006 and 2005, the weighted-average rates on NOW accounts were 0.56% and 0.56%, respectively.

(2)	Greenville Federal’s weighted-average interest rate paid on money market accounts fluctuates with the general movement of interest rates. At June 30, 2006 and 2005, the weighted-average rates on money market accounts were 0.60%, and 0.60%, respectively.

(3)	Greenville Federal’s weighted-average rate on savings accounts fluctuates with the general movement of interest rates. The weighted-average interest rate on savings accounts was 1.04%, and 0.73%, at June 30, 2006 and 2005, respectively.

(4)	IRAs are included in the various certificates of deposit balances. IRAs totaled $7.4 million and $7.3 million as of June 30, 2006 and 2005, respectively.

     The following table presents the amount of Greenville Federal’s certificates of deposit of $100,000 or more by the time remaining until maturity as of June 30, 2006 and 2005.

	June 30, 2006		June 30, 2005
	Amount	Average interest rate	Amount	Average interest rate
	(Dollars in thousands)
3 months or less	$5,616	4.65%	$3,606	2.55%
Over 3 to 6 months	3,353	4.57	2,335	1.97
Over 6 to 12 months	559	3.94	1,036	4.43
Over 12 months	997	3.77	1,894	4.02

Total time deposits $100,000 or greater	$10,525	4.50%	$8,871	3.72%

     Borrowings. The Federal Home Loan Bank System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the Federal Home Loan Bank of Cincinnati, Greenville Federal is authorized to apply for advances from the Federal Home Loan Bank of Cincinnati, provided certain standards of credit-worthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for advances. The extent to which an association is eligible for such advances will depend upon whether it meets the “Qualified Thrift Lender Test” (the “QTL Test”). If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At June 30, 2006, Greenville Federal was in compliance with the QTL Test.
     Greenville Federal obtained advances from the Federal Home Loan Bank of Cincinnati as set forth in the following table:

	At or for the
	year ended
	June 30,
	2006	2005
	(Dollars in thousands)
Average balance outstanding	$30,621	$28,290
Maximum amount outstanding at any month end during the year	32,193	32,789
Balance outstanding at end of year	28,177	32,243
Weighted-average interest rate during the year	4.64%	4.97%
Weighted-average interest rate at end of year	4.81%	4.77%
Subsidiaries
     Greenville Federal currently has no subsidiary. The only subsidiary of Greenville Federal was Greenville Financial Service Corporation, which held stock in Intrieve, Incorporated, our data processor. In April 2005, Intrieve was acquired, entitling Greenville Financial Service Corporation to payment for its Intrieve stock. Upon payment of intercompany expenses and a dividend of the cash held by Greenville Financial Service Corporation to Greenville Federal, Greenville Financial Service Corporation was dissolved on June 30, 2006.

Personnel
     As of June 30, 2006, Greenville Federal had 36 full-time and 6 part-time employees. We believe that relations with the employees are good. The employees are not represented by a collective bargaining unit.
SUPERVISION AND REGULATION
     Set forth below is a brief description of certain laws and regulations applicable to Greenville Federal Financial Corporation and Greenville Federal. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.
     Legislation is introduced from time to time in the United States Congress that may affect the operations of Greenville Federal Financial Corporation and Greenville Federal. In addition, the regulations governing Greenville Federal Financial Corporation and Greenville Federal may be amended from time to time by the Office of Thrift Supervision. Any such legislation or regulatory changes in the future could adversely affect Greenville Federal Financial Corporation or Greenville Federal. No assurance can be given as to whether or in what form any such changes may occur.
General
     Greenville Federal, as a federally chartered savings bank, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. Greenville Federal also is subject to regulation and examination by the FDIC, which insures the deposits of Greenville Federal to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings banks are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The investment and lending authority of savings banks are prescribed by federal laws and regulations, and such savings banks are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.
     The Office of Thrift Supervision regularly examines Greenville Federal and prepares reports for the consideration of Greenville Federal’s board of directors on any deficiencies that it may find in Greenville Federal’s operations. The FDIC also has the authority to examine Greenville Federal in its role as the administrator of the Deposit Insurance Fund. Greenville Federal’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of our mortgage documents. Any change in such regulations, whether by the FDIC, the Office of Thrift Supervision or Congress, could have a material adverse impact on Greenville Federal Financial Corporation and Greenville Federal and their operations.
Greenville Federal Financial Corporation
     Pursuant to regulations of the Office of Thrift Supervision and the terms of Greenville Federal Financial Corporation’s charter, the purpose and powers of Greenville Federal Financial Corporation are to pursue any or all of the lawful objectives of a thrift holding company and to exercise any of the powers accorded to a thrift holding company.

     If Greenville Federal fails the QTL test, Greenville Federal Financial Corporation must obtain the approval of the Office of Thrift Supervision prior to continuing after such failure, directly or through other subsidiaries, any business activity other than those approved for certain multiple thrift companies or their subsidiaries. In addition, within one year of such failure Greenville Federal Financial Corporation must register as, and will become subject to, the restrictions applicable to bank holding companies.
Greenville Federal
     The Office of Thrift Supervision has extensive authority over the operations of savings institutions. As part of this authority, Greenville Federal is required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the FDIC. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require Greenville Federal to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution’s total assets, to fund the operations of the Office of Thrift Supervision.
     The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including Greenville Federal and Greenville Federal Financial Corporation. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Except under certain circumstances, public disclosure of final enforcement actions by the Office of Thrift Supervision is required.
     In addition, the investment, lending and branching authority of Greenville Federal is prescribed by federal laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by nonresidential real property may not exceed 400% of total capital, except with approval of the Office of Thrift Supervision. Greenville Federal is in compliance with the noted restrictions. Federal savings institutions are generally authorized to branch nationwide. As part of the Reorganization, we filed a business plan with the Office of Thrift Supervision. Greenville Federal is required to provide quarterly variance reports and prior notice to the Office of Thrift Supervision for any business plan deviation. Greenville Federal is also required to obtain an independent audit on an annual basis.
     Greenville Federal’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2006, Greenville Federal’s lending limit under this restriction was $2.8 million. Greenville Federal is in compliance with the loans-to-one-borrower limitation.
     Generally, Office of Thrift Supervision regulations limit consumer lending to 35% of total assets. Greenville Federal intends to comply with these lending limitations and does not expect this compliance to have a material adverse effect on its operations or earnings.
     The Office of Thrift Supervision, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.
Insurance of accounts and regulation by the FDIC
     Greenville Federal’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.
Regulatory capital requirements
     Federally insured savings institutions, such as Greenville Federal, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions. The Office of Thrift Supervision is also authorized to impose capital requirements in excess of these standards on a case-by-case basis.
     The capital regulations require tangible capital of at least 1.5% of adjusted total assets. In general, tangible capital consists of core capital less intangible assets. Core capital is comprised primarily of stockholders’ equity. At June 30, 2006, Greenville Federal had tangible capital of $18.2 million, or 13.9% of adjusted total assets, which is approximately $16.3 million above the minimum requirement of 1.5% of adjusted total assets.
     The capital standards also require core capital equal to at least 3.0% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets. As a result of the prompt corrective action provisions discussed below, however, a savings institution must maintain a core capital ratio of at least 4.0% to be considered adequately capitalized, unless its supervisory condition is such as to allow it to maintain a 3.0% ratio.
     At June 30, 2006, Greenville Federal had core capital equal to $18.2 million, or 13.9% of adjusted total assets, which is $13.0 million above the 4.0% requirement.
     The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital, up to a maximum of 100% of core capital, subject to certain deductions. Supplementary capital includes general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.
     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.

     On June 30, 2006, Greenville Federal had total risk-based capital of $18.8 million and risk-weighted assets of $69.2 million, or total capital of 27.2% of risk-weighted assets. This amount was $13.3 million above the 8.0% requirement.
     The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements. Any such institution must submit a capital restoration plan and, until such plan is approved by the Office of Thrift Supervision, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose additional restrictions.
     Any savings institution that fails to comply with its capital plan or is considered “significantly undercapitalized” must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes “critically undercapitalized” is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the Office of Thrift Supervision must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. The Office of Thrift Supervision may take other action as it determines, with the concurrence of the FDIC, would better achieve its objective.
     The Office of Thrift Supervision is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.
     The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on Greenville Federal may have a substantial adverse effect on its operations and profitability. At June 30, 2006, Greenville Federal met the standards for the highest level, a “well-capitalized” institution.
Limitations on dividends and other capital distributions
     Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.
     Generally, savings institutions that before and after the proposed distribution remain well-capitalized may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the Office of Thrift Supervision may have its dividend authority restricted by the Office of Thrift Supervision. Greenville Federal may pay dividends in accordance with this general authority.
     A savings institution proposing to make any capital distribution must submit written notice to the Office of Thrift Supervision prior to such distribution if it is a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to the distribution during a 30-day notice period based on safety and soundness concerns.

     If GFFC pays dividends to its stockholders, it also will be required to pay dividends to Greenville Federal MHC, unless Greenville Federal MHC elects to waive the receipt of dividends. To date, Greenville Federal MHC has waived its right to receive dividends paid by GFFC. Any decision to waive dividends is subject to regulatory approval. Under Office of Thrift Supervision regulations, public stockholders would not be diluted for any dividends waived by Greenville Federal MHC in the event Greenville Federal MHC converts to stock form.
     GFFC is not subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends, but dividends from GFFC may depend, in part, upon receipt of dividends from Greenville Federal because GFFC has little income other than dividends from Greenville Federal, interest paid on the employee stock ownership plan loan, and earnings from the investment of the net proceeds from the offering retained by GFFC. Office of Thrift Supervision regulations limit distributions from Greenville Federal to GFFC. In addition, Greenville Federal may not make a distribution that would constitute a return of capital during the first year after completion of the reorganization. No insured depositary institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.
Liquidity
     All savings institutions, including Greenville Federal, are required to maintain sufficient liquidity to ensure a safe and sound operation.
Qualified thrift lender test
     All savings institutions, including Greenville Federal, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations and remain eligible for Federal Home Loan Bank advances. This test requires a savings institution either (a) to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis, or (b) to maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2006, Greenville Federal met the test at 89.9%, and has always met the test since its effectiveness.
Community Reinvestment Act
     Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Greenville Federal, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Greenville Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, Greenville Federal may be required to devote additional funds for investment and lending in its local community. We received a “satisfactory” rating at the time of our most recent Community Reinvestment Act examination.

Transactions with affiliates
     Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution’s capital. Affiliates of Greenville Federal include GFFC and any company which is under common control with Greenville Federal. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.
     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the Office of Thrift Supervision. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms substantially the same as for loans to unaffiliated individuals or as offered to all employees in a company-wide benefit program.
Federal Reserve System
     The Federal Reserve Board requires all depositary institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At June 30, 2006, Greenville Federal was in compliance with these reserve requirements.
Federal Home Loan Bank System
     Greenville Federal is a member of the Federal Home Loan Bank of Cincinnati, which is one of 12 regional Federal Home Loan Banks, that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances are required to provide funds for residential home financing.
     As a member, Greenville Federal is required to purchase and maintain stock in the Federal Home Loan Bank of Cincinnati. At June 30, 2006, Greenville Federal was in compliance with $1.9 million in Federal Home Loan Bank stock.
Patriot Act
     In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) was signed into law in October 2001. The Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related OTS regulations impose the following requirements on OTS regulated financial institutions:
•	establishment of anti-money laundering programs;

•	establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;

•	establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering; and

•	prohibitions on correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.
     Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications. Greenville Federal has updated its policies and procedures to reflect the requirements of the Patriot Act, which had a minimal impact on business and customers.
Federal securities law
     The stock of Greenville Federal Financial Corporation is registered with the SEC under the Securities Exchange Act of 1934, as amended. Greenville Federal Financial Corporation is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.
     Greenville Federal Financial Corporation stock held by persons who are affiliates of Greenville Federal Financial Corporation may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal stockholders. If Greenville Federal Financial Corporation meets specified current public information requirements, each affiliate of Greenville Federal Financial Corporation will be able to sell in the public market, through a broker, without registration, a limited number of shares in any three-month period.
TAXATION
Federal income taxation
     General. GFFC and Greenville Federal will be subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion is intended only to summarize certain material federal income tax matters and is not a comprehensive description of the tax rules applicable to GFFC and Greenville Federal. For federal income tax purposes, Greenville Federal currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30. GFFC and Greenville Federal are expected to report their income separately, each using the accrual method of accounting and a tax year ending June 30.
     Bad debt reserves. In August of 1997, legislation was enacted that repealed the percentage of taxable income method of accounting for bad debts, which previously had been used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. As a result, Greenville Federal is required to use the experience method to compute its bad debt deduction.

     Taxable distributions and recapture. Pre-1988 earnings that were appropriated to the bad debt reserve of Greenville Federal and claimed as a tax deduction are not available for the payment of cash dividends or for distributions (including distributions made on dissolution or liquidation), unless Greenville Federal includes the amount in income, along with the amount deemed necessary to pay the resulting federal income tax. Retained earnings at June 30, 2006, included approximately $1.8 million appropriated to the bad debt reserve of Greenville Federal for which federal income taxes have not been paid. This reserve (base year and supplement) is not recaptured at this time but may be recaptured in the future.
     Charitable contributions. A corporation’s deduction for charitable contributions is limited to ten percent of its taxable income without regard to deductions for charitable contributions, net operating loss carrybacks and capital loss carrybacks. Contributions that exceed the foregoing limitation can be carried over to the five succeeding taxable years.
     Tax treatment of distributions. In general, money or other property distributed by a corporation will constitute a dividend for federal income tax purposes provided the distribution is made out of: (i) the earnings and profits of the corporation for the taxable year in which the distribution is made, or (ii) the accumulated earnings and profits of the corporation. “Earnings and profits” in this context is similar in many respects but not identical to retained earnings or earned surplus for financial accounting purposes. The term has the meaning given to it by the Internal Revenue Code and the regulations thereunder. The portion of a distribution that constitutes a dividend for federal income tax purposes is included in the gross income of the stockholder. The portion of a distribution that does not constitute a dividend for federal income tax purposes is applied against and reduces the basis of the stock held by the stockholder. Any amount of such a distribution in excess of the basis of the stock is treated as gain from the sale or exchange of property.
     Corporate dividends-received deduction. GFFC may exclude from its income 100% of dividends received from Greenville Federal, a member of the same affiliated group of corporations.
     Alternative minimum tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income”). The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the alternative minimum tax exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Greenville Federal has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.
     Net operating loss carryovers. A financial institution may carry net operating losses back to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2006, Greenville Federal had no net operating loss carryforwards for federal income tax purposes.
     Greenville Federal’s federal income tax returns for the tax years ended June 30, 2005, 2004, and 2003, are open under the statute of limitations and are subject to review by the Internal Revenue Service. Greenville Federal’s tax returns have not been examined by the Internal Revenue Service in the last five years.

Ohio franchise and income taxation
     General. Greenville Federal is treated as a “financial institution” for Ohio tax purposes. As such, it is subject to the Ohio corporation franchise tax on financial institutions, which is currently imposed annually at a rate of 1.3% of a taxpayer’s book net worth determined in accordance with generally accepted accounting principles. As a financial institution, Greenville Federal will not be subject to any tax based upon net income or net profits imposed by the State of Ohio.
     GFFC will be treated as a general business corporation (i.e., not financial institutions) and will be subject to the Ohio corporation franchise tax if they: (a) engage in business in Ohio; (b) own or use a part or all of their capital or property in Ohio; (c) hold a certificate of compliance with the laws of Ohio authorizing them to do business in Ohio; or (d) otherwise have nexus in or with Ohio under the Constitution of the United States. If GFFC is subject to the Ohio corporation franchise tax, it will be required annually to calculate a tax liability based upon both its net income and its book net worth, determined in accordance with generally accepted accounting principles, and pay the higher of the two calculated tax liabilities. However, GFFC may elect to be treated as a “qualifying holding company” and, as such, be exempt from the net worth component of the tax. To be exempt, they must satisfy various requirements, which include related member adjustments that could affect the taxable net worth of Greenville Federal.
     The current net income method tax rate is equal to 5.1% of the first $50,000 of Ohio taxable income and 8.5% of Ohio taxable income in excess of $50,000. The current net worth method tax rate for non-financial institutions is equal to 0.4% of Ohio taxable net worth. A special litter tax is also applicable to all corporations subject to the Ohio corporation franchise tax other than financial institutions. This annual tax is capped at $5,000. Finally, there is a minimum tax applicable to all corporations subject to the Ohio corporation franchise tax, including financial institutions. This annual tax is capped at $1,000.
Item 2. Description of Property
Properties
     The following table sets forth certain information at June 30, 2006, regarding the properties on which the main office and the branch office of Greenville Federal is located, as well as real property acquired for a possible future branch office.

		Date acquired
Location	Owned or leased	or leased	Book value	Deposits
			(Dollars in thousands)
Main Office:
690 Wagner Avenue
Greenville, Ohio	Owned	4/11/95	$1,684	$74,901

Branch:
Kroger Store
200 Lease Avenue	Leased (1)	8/11/00	—	$3,881

Vacant Land:
State Rt. Alt. 49N
Arcanum, Ohio	Owned	6/18/04	162	—

(1)	Greenville Federal exercised its option to extend the lease for an additional two years past its expiration of October 26, 2005. The rental fee currently is $4,000 per month.

Item 3. Legal Proceedings.
          Neither GFFC nor Greenville Federal is presently involved in any legal proceedings of a material nature. From time to time, Greenville Federal is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Greenville Federal.
Item 4. Submission of Matters to a Vote of Security Holders.
          Not applicable.
PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
          The information contained in the Greenville Federal Financial Corporation 2006 Annual Report to Stockholders (the “Annual Report”) under the caption “Market Price of GFFC’s Common Stock and Related Stockholder Matters” is incorporated herein by reference. At September 6, 2006, GFFC had approximately 430 stockholders of record.
Item 6. Management’s Discussion and Analysis or Plan of Operation.
          The information contained in the Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.
Item 7. Financial Statements.
          The Consolidated Financial Statements appearing in the Annual Report, including the report of Grant Thornton LLP dated September 12, 2006, are incorporated herein by reference.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          Not applicable.
Item 8A. Controls and Procedures.
          GFFC’s Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rule 13a-14(c) and 15d-14 (c) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that GFFC’s disclosure controls and procedures are effective. There were no changes in GFFC’s internal controls which materially affected, or are reasonably likely to materially affect, GFFC’s internal controls over financial reporting.
Item 8B. Other Information.
          Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
          The information contained in the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders of GFFC (the “Proxy Statement”) under the captions “Election of Directors and Board Information,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
          GFFC has adopted a Code of Ethics applicable to all officers, directors and employees that complies with SEC requirements. A copy of GFFC’s Code of Ethics is included on Greenville Federal’s website at www.greenvillefederal.com.
Item 10. Executive Compensation.
          The information contained in the Proxy Statement under the caption “Compensation of Directors and Executive Officers” is incorporated herein by reference.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The information contained in the Proxy Statement under the captions, “Voting Securities and Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.
Item 12. Certain Relationships and Related Transactions.
          The information contained in the Proxy Statement under the caption “Compensation of Directors and Executive Officers — Certain transactions with Greenville Federal” is incorporated by reference.
Item 13. Exhibits.

3.1	Federal Stock Charter

3.2	Federal Stock Bylaws

10.1	Employment Agreement for David M. Kepler (Replaced)

10.2	Employment Agreement for David M. Kepler (Current)

10.3	Employment Agreement for Susan J. Allread (Replaced)

10.4	Employment Agreement for Susan J. Allread (Current)

13	2006 Annual Report to Stockholders (the following parts of which are incorporated herein by reference: “Market Price of GFFC’s Common Stock and Related Stockholder Matters,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Consolidated Financial Statements)

20	Proxy Statement for 2006 Annual Meeting of Stockholders

21	Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Item 14. Principal Accountant Fees and Services.
     The information contained in the Proxy Statement under the caption “Audit and Non-Audit Fees” is incorporated by reference.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENVILLE FEDERAL FINANCIAL CORPORATION
By:	/s/ David M. Kepler
David M. Kepler
President and Chief Executive Officer
Date: September 26, 2006

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Feltman	/s/ David M. Kepler
David Feltman	David M. Kepler
Director	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 26, 2006	Date: September 26, 2006

/s/ George S. Luce, Jr.	/s/ Richard J. O’Brien
George S. Luce, Jr.	Richard J. O’Brien
Director	Director

Date: September 26, 2006	Date: September 26, 2006

/s/ Eunice F. Steinbrecher	/s/ James W. Ward
Eunice F. Steinbrecher	James W. Ward
Director	Director, Chairman of the Board

Date: September 26, 2006	Date: September 26, 2006

/s/ David R. Wolverton	/s/ Susan J. Allread
David R. Wolverton	Susan J. Allread
Director	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: September 26, 2006	Date: September 26, 2006

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter	Incorporated by reference to the Registration Statement on Form 8-A (the “Form 8-A”) filed by the Registrant with the Securities and Exchange Commission (the “SEC”) on December 14, 2005, Exhibit 2

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws	Incorporated by reference to the Form 8-A filed by the Registrant with the SEC on December 14, 2005, Exhibit 3

10.1	Employment Agreement for David M. Kepler (Replaced)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on January 19, 2006

10.2	Employment Agreement for David M. Kepler (Current)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on September 21, 2006

10.3	Employment Agreement for Susan J. Allread (Replaced)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on January 19, 2006

10.4	Employment Agreement for Susan J. Allread (Current)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on September 21, 2006

13	Greenville Federal Financial Corporation 2006 Annual Report to Stockholders	Included herewith

20	Proxy Statement for 2006 Annual Meeting of Stockholders	Incorporated by reference to the Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days after the end of the fiscal year

21	Subsidiaries	Included herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

EXHIBIT
NUMBER	DESCRIPTION

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith