Form 10QSB
period 2006-09-30
Greenville Federal Financial CORP
filed 2006-11-13
CIK 1330365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2006, 2,298,411 shares of the small business issuer’s common stock, $0.01 par value, were issued and outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐      No ☑

ITEM 1. FINANCIAL STATEMENTS
GREENVILLE FEDERAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	September 30,	June 30,
	2006	2006
	(Unaudited)
ASSETS
Cash and due from banks	$2,260	$2,225
Interest-bearing deposits in other financial institutions	956	1,029

Cash and cash equivalents	3,216	3,254

Investment securities designated as available for sale — at market	16,472	16,204
Investment securities designated as held to maturity — at amortized cost, approximate market value of $15,762 and $16,596 at September 30, 2006 and June 30, 2006, respectively	16,038	17,041
Mortgage-backed securities designated as held to maturity — at amortized cost, approximate market value of $2,100 and $2,164 at September 30, 2006 and June 30, 2006, respectively	2,081	2,172
Loans receivable — net	85,330	83,452
Office premises and equipment — at depreciated cost	2,075	2,069
Real estate acquired through foreclosure	499	—
Stock in Federal Home Loan Bank — at cost	1,896	1,869
Cash surrender value of life insurance	3,740	3,705
Accrued interest receivable on loans	431	418
Accrued interest receivable on mortgage-backed securities	10	11
Accrued interest receivable on investment securities and other	159	146
Prepaid expenses and other assets	301	367

Total assets	$132,248	$130,708

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$79,290	$78,782
Advances from the Federal Home Loan Bank	29,012	28,177
Advances by borrowers for taxes and insurance	269	355
Accrued interest payable	296	271
Other liabilities	508	440
Accrued federal income taxes	127	60
Deferred federal income taxes	51	41

Total liabilities	109,553	108,126

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock — authorized 1,000,000 shares, $.01 par value; no shares issued	—	—
Common stock — authorized 8,000,000 shares, $.01 par value; 2,298,411 shares issued and outstanding	23	23
Additional paid-in capital	9,400	9,400
Retained earnings — restricted	14,353	14,285
Shares acquired by Employee Stock Ownership Plan	(811)	(811)
Accumulated comprehensive loss — unrealized losses on securities designated as available for sale, net of related tax benefits	(270)	(315)

Total stockholders’ equity	22,695	22,582

Total liabilities and stockholders’ equity	$132,248	$130,708

GREENVILLE FEDERAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended September 30, 2006 and 2005
(In thousands, except per share data)
(Unaudited)

	2006	2005
Interest income
Loans	$1,418	$1,310
Mortgage-backed securities	28	18
Investment securities	342	293
Interest-bearing deposits and other	51	38

Total interest income	1,839	1,659

Interest expense
Deposits	548	418
Borrowings	340	368

Total interest expense	888	786

Net interest income	951	873

Provision for losses on loans	2	8

Net interest income after provision for losses on loans	949	865

Other income
Customer service charges	131	136
Gain on redemption of investment security	—	16
Other operating	60	54

Total other income	191	206

General, administrative and other expense
Employee compensation and benefits	496	477
Occupancy and equipment	102	115
Franchise taxes	57	45
Data processing	110	98
Advertising	20	17
Other operating	160	108

Total general, administrative and other expense	945	860

Earnings before income taxes	195	211

Federal income taxes
Current	67	93
Deferred	(13)	(36)

Total federal income taxes	54	57

NET EARNINGS	$141	$154

Earnings per share — basic and diluted	$0.06	N/A

Dividends declared per share	$0.07	N/A

GREENVILLE FEDERAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended September 30, 2006 and 2005
(In thousands)
(Unaudited)

	2006	2005
Net earnings	$141	$154

Other comprehensive income, net of related tax effects:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $23 and $(22) for the periods ended September 30, 2006 and 2005, respectively	45	(42)

Comprehensive income	$186	$112

Accumulated comprehensive loss	$(270)	$(249)

GREENVILLE FEDERAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2006 and 2005
(In thousands)
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net earnings for the period	$141	$154
Adjustments to reconcile net earnings to net cash provided by operating activities:
Accretion and amortization of premiums and discounts on investment and mortgage-backed securities — net	—	1
Amortization of deferred loan origination fees	(24)	(15)
Depreciation and amortization	40	53
Amortization of mortgage servicing rights	8	9
Provision for losses on loans	2	8
Federal Home Loan Bank stock dividends	(27)	(22)
Increase in cash surrender value of life insurance	(35)	(33)
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	(13)	8
Accrued interest receivable on mortgage-backed securities	1	1
Accrued interest receivable on investment securities and other	(13)	(17)
Prepaid expenses and other assets	58	(33)
Accrued interest payable	25	25
Other liabilities	69	(113)
Federal income taxes
Current	67	93
Deferred	(13)	(36)

Net cash provided by operating activities	286	83

Cash flows used in investing activities:
Purchases of investment securities designated as available for sale	(201)	(144)
Proceeds from maturity of investment securities designated as held to maturity	1,003	2
Proceeds from repayment of mortgage-backed securities	91	179
Loan principal repayments	2,983	6,165
Loan disbursements	(5,338)	(7,875)
Purchase of office premises and equipment	(46)	(17)

Net cash used in investing activities	(1,508)	(1,690)

Cash flows provided by financing activities:
Net increase in deposit accounts	508	2,433
Proceeds from Federal Home Loan Bank advances	8,500	6,500
Repayment of Federal Home Loan Bank advances	(7,665)	(6,550)
Advances by borrowers for taxes and insurance	(86)	(81)
Dividends paid on common stock	(73)	—

Net cash provided by financing activities	1,184	2,302

Net increase (decrease) in cash and cash equivalents	(38)	695

Cash and cash equivalents at beginning of period	3,254	3,716

Cash and cash equivalents at end of period	$3,216	$4,411

GREENVILLE FEDERAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the three months ended September 30, 2006 and 2005
(In thousands)
(Unaudited)

	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$863	$811

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$499	$—

Loans originated upon sale of real estate acquired through foreclosure	$—	$83

Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$45	$(42)

GREENVILLE FEDERAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three- month periods ended September 30, 2006 and 2005
1. Basis of Presentation
Greenville Federal Financial Corporation (the “Corporation” or “GFFC”) is the federally chartered savings and loan holding company of Greenville Federal and was formed upon the completion of the conversion of Greenville Federal into the stock form of organization and its reorganization into the mutual holding company structure (the “Reorganization”) pursuant to Greenville Federal’s Third Amended Plan of Reorganization and Stock Issuance Plan (the “Plan”). Pursuant to the Plan, on January 4, 2006, Greenville Federal converted into the stock form of ownership and issued all of its outstanding stock to the Corporation, and the Corporation sold 45% of its outstanding common stock, at $10.00 per share, to Greenville Federal’s depositors and others, including a newly formed employee stock ownership plan, and 55% of its outstanding common stock to Greenville Federal MHC, a federally chartered mutual holding company. The costs of the Reorganization and sale of the common stock were deducted from the proceeds of the offering.
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
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GFFC included in the Form 10-KSB as of and for the year ended June 30, 2006. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year.
2. Principles of Consolidation
The consolidated financial statements include the accounts of GFFC and Greenville Federal. All significant intercompany balances and transactions have been eliminated in consolidation.
3. Earnings Per Share
Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 81,088 unallocated ESOP shares, totaled 2,217,323 for the three-month period ended September 30, 2006. The provisions of SFAS No. 128, “Earnings Per Share,” are not applicable to the three-month period ended September 30, 2005, as the Corporation did not complete the conversion to stock form until January 2006.

GREENVILLE FEDERAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three-month periods ended September 30, 2006 and 2005
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
Excess tax benefits, as defined by SFAS No. 123(R), will be recognized as an addition to additional paid-in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in additional paid-in capital to which it can be offset.
Compensation cost is required to be recognized in the beginning of the first interim or annual period that begins after December 15, 2005, or January 1, 2006 as to the Corporation. The Corporation had no stock option or other share-based incentive plans subject to the provisions of SFAS No. 123(R) as of or for periods prior to September 30, 2006. However, the Greenville Federal Financial Corporation 2006 Equity Plan was approved by the stockholders at the Annual Meeting of Stockholders on October 31, 2006. The Corporation will be required to expense future stock option grants under the plan pursuant to SFAS No. 123(R).

GREENVILLE FEDERAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three-month periods ended September 30, 2006 and 2005
4. Recent Accounting Developments (continued)
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of SFAS No. 140,” to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:
•	Separately recognize financial assets as servicing assets or servicing liabilities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts;

•	Initially measure all separately recognized servicing assets and liabilities at fair value, if practicable; and

•	Separately present servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.
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
SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, or July 1, 2007 as to the Corporation. The Corporation is currently evaluating SFAS No. 156, but does not expect it to have a material effect on the Corporation’s consolidated statements financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken on a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, or July 1, 2007 as to the Company. The Company is currently evaluating the effects of FIN 48.
In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

GREENVILLE FEDERAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three-month periods ended September 30, 2006 and 2005
4. Recent Accounting Developments (continued)
Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.
SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.
SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used, or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of July 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.
Management is currently evaluating the requirements of SAB 108 but does not expect it to have a material adverse effect on the Company’s consolidated statement of financial position or results of operations.

GREENVILLE FEDERAL FINANCIAL CORPORATION

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
Critical Accounting Policies
There were no material changes to the Corporation’s critical accounting policies since that disclosed in the Corporation’s Form 10-KSB filing as of June 30, 2006.
Discussion of Financial Condition Changes from June 30, 2006 to September 30, 2006
Greenville Federal’s assets totaled $132.2 million at September 30, 2006, an increase of $1.5 million, or 1.2%, from the $130.7 million total at June 30, 2006. The increase in assets resulted primarily from an increase in loans receivable.
Cash and cash equivalents decreased by $38,000, or 1.2%, from the three-month period ended September 30, 2006. Investment securities and mortgage-backed securities totaled $34.6 million at September 30, 2006, a decrease of $826,000, or 2.3%, from the total at June 30, 2006. The decrease was comprised of maturities and repayments on investment and mortgage-backed securities of $1.1 million, partially offset by reinvestment of dividends on the asset management fund.
Loans receivable totaled $85.3 million at September 30, 2006, compared to $83.5 million at June 30, 2006, an increase of $1.9 million, or 2.3%. The increase was primarily attributable to $1.6 million of growth in one- to four-family residential real estate loans and $169,000 of growth in nonresidential real estate loans. Loan disbursements during the period totaling $5.3 million were partially offset by principal repayments of $3.0 million. During the three-month period ended September 30, 2006, loan originations were comprised of $4.2 million of one- to four-family residential real estate loans, $625,000 of consumer loans, $265,000 of commercial loans, and $200,000 of nonresidential real estate loans. Nonresidential real estate, multi-family residential real estate and commercial lending generally involves a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. Greenville Federal endeavors to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation. The majority of these loans have been made to existing customers. Management intends to pursue a moderate rate of growth in the nonresidential and commercial loan portfolios, but is committed to retaining its historical focus on one- to four-family residential lending.
The allowance for loan losses totaled $578,000 at September 30, 2006, a decrease of $1,000 or 0.2%, from the June 30, 2006 balance of $579,000, and represented 0.66% and 0.67% of total loans at each of those respective dates. Greenville Federal’s nonperforming loans totaled $490,000 and $529,000 at September 30, 2006 and June 30, 2006, respectively. In determining the allowance for loan losses at any point in time, management and the board of

GREENVILLE FEDERAL FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATIONS (CONTINUED)
Discussion of Financial Condition Changes from June 30, 2006 to September 30, 2006 (continued)
directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and nonresidential loans are evaluated individually for potential impairment. Second, the allowance for loan losses is evaluated using Greenville Federal’s historic loss experience, adjusted for changes in economic trends in Greenville Federal’s lending area, by applying these adjusted loss percentages to the loan types to be evaluated collectively in the portfolio. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at September 30, 2006. Although management believes that the allowance for loan losses at September 30, 2006, was adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect Greenville Federal’s results of operations.
Deposits totaled $79.3 million at September 30, 2006, an increase of $508,000, or 0.6%, over the $78.8 million total at June 30, 2006. The increase in deposits was due primarily to an increase in public deposits offset by a decrease in wholesale jumbo certificates of deposit, and by a decrease in retail deposits.
Advances from the Federal Home Loan Bank totaled $29.0 million at September 30, 2006, an increase of $835,000, or 3.0%, from June 30, 2006. Proceeds from advances were used to fund new loan originations.
Shareholders’ equity totaled $22.7 million at September 30, 2006, an increase of $113,000, or 0.5%, over the $22.6 million total at June 30, 2006. The increase resulted from net earnings of $141,000 for the three months ended September 30, 2006 and a decrease in the unrealized losses on securities designated as available for sale of $45,000, which was partially offset by dividends paid on common stock of $73,000.
Greenville Federal is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2006, Greenville Federal’s regulatory capital continued to substantially exceed all minimum regulatory capital requirements.
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2006 and 2005
General
The Corporation recorded net earnings of $141,000 for the three months ended September 30, 2006, a decrease of $13,000, or 8.4%, compared to net earnings of $154,000 for the same period in 2005. The decrease resulted from a decrease in other income of $15,000 and an $85,000 increase in general, administrative and other expenses, offset by a $78,000 increase in net interest income, a $6,000 decrease in the provision for losses on loans and a $3,000 decrease in federal income taxes.

GREENVILLE FEDERAL FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATIONS (CONTINUED)
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2006 and 2005 (continued)
Net Interest Income
Interest income totaled $1.8 million for the three months ended September 30, 2006, an increase of $180,000, or 10.8%, compared to the three months ended September 30, 2005. Interest income on loans increased by $108,000, or 8.2%, due primarily to a $4.7 million increase in the average balance of loans outstanding coupled with an increase in the weighted-average yield on loans from 6.61% to 6.75%. Interest income on investment securities increased by $49,000, or 16.7%, due primarily to an increase in the weighted-average yield on such securities from 3.47% to 4.19%, which was partially offset by a $1.2 million decrease in the average balance outstanding. The increases in yields were due primarily to overall rising interest rates in the economy. The increase in loans receivable was comprised primarily of growth in one- to four-family residential real estate loans and commercial loans.
Interest expense totaled $888,000 for the three months ended September 30, 2006, an increase of $102,000, or 13.0%, compared to the three months ended September 30, 2005. This increase was a result of an increase in the weighted-average cost of funds to 3.40% for the three months ended September 30, 2006, from 2.90% for the three months ended September 30, 2005, offset by a $4.7 million decrease in the average balance of interest-bearing liabilities outstanding year to year.
As a result of the foregoing changes in interest income and interest expense, net interest income increased by $78,000, or 8.9%, compared to the same period in 2005. The interest rate spread decreased to 2.63% for the three months ended September 30, 2006, compared to 2.72% for the three months ended September 30, 2005. The net interest margin increased to 3.12% for the three months ended September 30, 2006, from 2.96% for the three months ended September 30, 2005.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to maintain the total allowance for loan losses at a level calculated by management based on historical experience, the volume and type of lending conducted by Greenville Federal, the status of past due principal and interest payments and management’s assessment of economic factors in Greenville Federal’s lending area that may affect the collectibility of Greenville Federal’s loan portfolio. Management recorded a provision for losses on loans of $2,000 for the three months ended September 30, 2006, compared to $8,000 for the three months ended September 30, 2005. The allowance for loan losses totaled $578,000 at September 30, 2006, compared to $579,000 at June 30, 2006. Greenville Federal’s nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $490,000 at September 30, 2006, a decrease of $34,000 compared to June 30, 2006. Management believes all nonperforming loans are adequately collateralized; however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.
Other Income
Other income totaled $191,000 for the three months ended September 30, 2006, a decrease of $15,000, or 7.3% compared to the same quarter in 2005. The decrease in other income was due primarily to the fact that Greenville Federal had a $16,000 gain on redemption of the shares of Intrieve, Inc., Greenville Federal’s data processor in the first quarter of 2005 that was not repeated in the first quarter of 2006.

GREENVILLE FEDERAL FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATIONS (CONTINUED)
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2006 and 2005 (continued)
General, Administrative and Other Expense
General, administrative and other expense totaled $945,000 for the three months ended September 30, 2006, an increase of $85,000, or 9.9%, compared to the same quarter in 2005. The increase in general, administrative and other expense was due primarily to a $46,000 increase in professional fees expense, mostly related to the Corporation’s public company reporting requirements and the adoption of the Corporation’s 2006 Equity Plan, a $19,000 increase in compensation expense, due primarily to costs associated with the Employee Stock Ownership Plan, a $12,000 increase in state franchise taxes and a $12,000 increase in data processing expense, all of which were partially offset by a $13,000 decrease in occupancy and equipment expense. The decrease in occupancy and equipment expense was due primarily to a reduction in depreciation expense, as leasehold improvements became fully depreciated.
Federal Income Taxes
The provision for federal income taxes totaled $54,000 for the three months ended September 30, 2006, a decrease of $3,000, or 5.3%, compared to the same quarter in 2005. The decrease resulted primarily from a $16,000, or 7.6%, decrease in pre-tax earnings year to year. The effective tax rate was 27.7% for the three months ended September 30, 2006 compared to 27.0% for the three months ended September 30, 2005. The effective tax rate in both fiscal quarters were less than the statutory tax rate of 34% due primarily to the non-taxable earnings on bank-owned life insurance.
ITEM 3: Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Registrant have evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of September 30, 2006, and have concluded that the disclosure controls and procedures in place at September 30, 2006, were effective.
There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Greenville Federal Financial Corporation
PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
          Not applicable
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
          (a) None
          (b) None
          (c) None
ITEM 3. Defaults Upon Senior Securities
          Not applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
          Not applicable
ITEM 5. Other Information
          Not applicable
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

GREENVILLE FEDERAL FINANCIAL CORPORATION
Date: November 10, 2006	By:	/s/ David M. Kepler
David M. Kepler
President and Chief Executive Officer

Date: November 10, 2006	By:	/s/ Susan J. Allread
Susan J. Allread
Chief Financial Officer

INDEX TO EXHIBITS
3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter (Incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2005)

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2005)

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002