Form 10QSB
period 2006-12-31
Greenville Federal Financial CORP
filed 2007-02-12
CIK 1330365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐       No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 7, 2007, 2,298,411 shares of the small business issuer’s common stock, $0.01 par value, were issued and outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐       No ☑

ITEM 1. FINANCIAL STATEMENTS
GREENVILLE FEDERAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	December 31,	June 30,
	2006	2006
	(Unaudited)
ASSETS

Cash and due from banks	$2,178	$2,225
Interest-bearing deposits in other financial institutions	1,507	1,029

Cash and cash equivalents	3,685	3,254

Investment securities designated as available for sale — at market	16,650	16,204
Investment securities designated as held to maturity — at amortized cost, approximate market value of $14,809 and $16,596 at December 31, 2006 and June 30, 2006, respectively	15,036	17,041
Mortgage-backed securities designated as held to maturity — at amortized cost, approximate market value of $2,007 and $2,164 at December 31, 2006 and June 30, 2006, respectively	1,978	2,172
Loans receivable — net	85,261	83,452
Office premises and equipment — at depreciated cost	2,040	2,069
Real estate acquired through foreclosure	312	—
Stock in Federal Home Loan Bank — at cost	1,925	1,869
Cash surrender value of life insurance	3,777	3,705
Accrued interest receivable on loans	433	418
Accrued interest receivable on mortgage-backed securities	10	11
Accrued interest receivable on investment securities and other	142	146
Prepaid expenses and other assets	341	367

Total assets	$131,590	$130,708

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$78,806	$78,782
Advances from the Federal Home Loan Bank	28,713	28,177
Advances by borrowers for taxes and insurance	425	355
Accrued interest payable	319	271
Other liabilities	486	440
Accrued federal income taxes	46	60
Deferred federal income taxes	47	41

Total liabilities	108,842	108,126

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock — authorized 1,000,000 shares, $.01 par value; no shares issued	—	—
Common stock — authorized 8,000,000 shares, $.01 par value; 2,298,411 shares issued and outstanding	23	23
Additional paid-in capital	9,400	9,400
Retained earnings — restricted	14,429	14,285
Shares acquired by Employee Stock Ownership Plan	(811)	(811)
Accumulated comprehensive loss — unrealized losses on securities designated as available for sale, net of related tax benefits	(293)	(315)

Total stockholders’ equity	22,748	22,582

Total liabilities and stockholders’ equity	$131,590	$130,708

GREENVILLE FEDERAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands)
(Unaudited)

	For the three months		For the six months
	ended December 31,		ended December 31,
	2006	2005	2006	2005
Interest income
Loans	$1,458	$1,350	$2,876	$2,660
Mortgage-backed securities	27	17	55	35
Investment securities	348	304	690	597
Interest-bearing deposits and other	50	58	101	96

Total interest income	1,883	1,729	3,722	3,388

Interest expense
Deposits	555	457	1,103	875
Borrowings	358	368	698	736

Total interest expense	913	825	1,801	1,611

Net interest income	970	904	1,921	1,777

Provision for losses on loans	8	9	10	17

Net interest income after provision for losses on loans	962	895	1,911	1,760

Other income
Customer service charges	147	138	278	274
Gain on sale of real estate acquired through foreclosure	—	9	—	9
Gain on redemption of investment security	—	—	—	16
Other operating	59	60	119	114

Total other income	206	207	397	413

General, administrative and other expense
Employee compensation and benefits	518	505	1,014	982
Occupancy and equipment	97	116	199	231
Franchise taxes	38	45	95	90
Data processing	109	101	219	199
Advertising	20	20	40	37
Other operating	180	129	340	237

Total general, administrative and other expense	962	916	1,907	1,776

Earnings before income taxes	206	186	401	397

Federal income taxes
Current	51	87	118	160
Deferred	7	(37)	(6)	(53)

Total federal income taxes	58	50	112	107

NET EARNINGS	$148	$136	$289	$290

Earnings per share — basic and diluted	$0.07	N/A	$0.13	N/A

Dividends declared per share	$0.07	N/A	$0.14	N/A

GREENVILLE FEDERAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the three months		For the six months
	ended December 31,		ended December 31,
	2006	2005	2006	2005
Net earnings	$148	$136	$289	$290

Other comprehensive income (losses), net of related tax benefits:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(12), $(11), $11 and $(33) for the respective periods	(23)	(22)	22	(64)

Comprehensive income	$125	$114	$311	$226

Accumulated comprehensive loss	$(293)	$(271)	$(293)	$(271)

GREENVILLE FEDERAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2006 and 2005
(In thousands)
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net earnings for the period	$289	$290
Adjustments to reconcile net earnings to net cash provided by operating activities:
Accretion and amortization of premiums and discounts on investment and mortgage-backed securities — net	—	1
Amortization of deferred loan origination fees	(28)	(29)
Depreciation and amortization	75	99
Amortization of mortgage servicing rights	19	14
Provision for losses on loans	10	17
Gain on sale of real estate acquired through foreclosure	—	(9)
Federal Home Loan Bank stock dividends	(56)	(48)
Increase in cash surrender value of life insurance	(72)	(67)
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	(15)	5
Accrued interest receivable on mortgage-backed securities	1	1
Accrued interest receivable on investment securities and other	4	1
Prepaid expenses and other assets	7	(61)
Accrued interest payable	48	27
Other liabilities	47	(66)
Federal income taxes
Current	(14)	14
Deferred	(6)	(53)

Net cash provided by operating activities	309	136

Cash flows used in investing activities:
Purchases of investment securities designated as available for sale	(413)	(301)
Proceeds from maturity of investment securities designated as held to maturity	2,005	1,005
Proceeds from repayment of mortgage-backed securities	194	297
Loan principal repayments	8,005	10,159
Loan disbursements	(10,607)	(13,732)
Purchase of office equipment	(46)	(13)
Proceeds from sale of real estate acquired through foreclosure	499	21

Net cash used in investing activities	(363)	(2,564)

Cash flows provided by financing activities:
Net increase in deposit accounts	24	11,805
Proceeds from Federal Home Loan Bank advances	19,000	9,500
Repayment of Federal Home Loan Bank advances	(18,464)	(11,920)
Advances by borrowers for taxes and insurance	70	63
Dividends on common stock	(145)	—

Net cash provided by financing activities	485	9,448

Net increase in cash and cash equivalents	431	7,020

Cash and cash equivalents at beginning of period	3,254	3,716

Cash and cash equivalents at end of period	$3,685	$10,736

GREENVILLE FEDERAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the six months ended December 31, 2006 and 2005
(In thousands)
(Unaudited)

	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$1,753	$1,584

Federal income taxes	$133	$145

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$811	$54

Loans originated upon sale of real estate acquired through foreclosure	$—	$83

Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$22	$(64)

GREENVILLE FEDERAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six- and three-month periods ended December 31, 2006 and 2005
1. Basis of Presentation
Greenville Federal Financial Corporation (the “Corporation” or “GFFC”) is the federally chartered savings and loan holding company of Greenville Federal and was formed upon the completion of the conversion of Greenville Federal into the stock form of organization and its reorganization into the mutual holding company structure (the “Reorganization”) pursuant to Greenville Federal’s Third Amended Plan of Reorganization and Stock Issuance Plan (the “Plan”). Pursuant to the Plan, on January 4, 2006, Greenville Federal converted into the stock form of ownership and issued all of its outstanding stock to the Corporation, and the Corporation sold 45% of its outstanding common stock, at $10.00 per share, to Greenville Federal’s depositors and others, including a newly formed employee stock ownership plan (“ESOP”), and 55% of its outstanding common stock to Greenville Federal MHC, a federally chartered mutual holding company. The costs of the Reorganization and sale of the common stock were deducted from the proceeds of the offering.
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
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GFFC included in the Form 10-KSB as of and for the year ended June 30, 2006. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six- and three-month periods ended December 31, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year.
2. Principles of Consolidation
The consolidated financial statements include the accounts of GFFC and Greenville Federal. All significant intercompany balances and transactions have been eliminated in consolidation.
3. Earnings Per Share
Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 81,088 unallocated ESOP shares, totaled 2,217,323 for the three- and six-month periods ended December 31, 2006. The Corporation had no dilutive or potentially dilutive securities during the three- and six-month periods ended December 31, 2006 and 2005. The provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” are not applicable to the three- and six-month periods ended December 31, 2005, as the Corporation did not complete the conversion to stock form until January 2006.

GREENVILLE FEDERAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the six- and three-month periods ended December 31, 2006 and 2005
4. Recent Accounting Developments
In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123 which established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement, SFAS No. 123(R) “Share Based Payment”, requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.
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
Compensation cost is required to be recognized in the beginning of the first interim or annual period that begins after December 15, 2005, or January 1, 2006 as to the Corporation. The Greenville Federal Financial Corporation 2006 Equity Plan was approved by the stockholders at the Annual Meeting of Stockholders on October 31, 2006. The Corporation will be required to expense future stock option grants under the plan pursuant to SFAS No. 123(R). The Corporation had no stock option or other share-based incentive plans subject to the provisions of SFAS No. 123(R) as of or for periods prior to October 31, 2006. No stock options or restricted stock awards have been granted as of December 31, 2006.

GREENVILLE FEDERAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the six- and three-month periods ended December 31, 2006 and 2005
4.	Recent Accounting Developments (continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140,” to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:
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

SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, or July 1, 2007 as to the Corporation. Management is currently evaluating SFAS No. 156, but does not expect it to have a material effect on the Corporation’s consolidated statements financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken on a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, or July 1, 2007 as to the Company. Management is currently evaluating the effects of FIN 48, but does not expect it to have a material effect on the Corporation’s consolidated statements financial position or results of operations.

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
For the six- and three-month periods ended December 31, 2006 and 2005
4.	Recent Accounting Developments (continued)

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” methods. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. The Corporation currently uses the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of a company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

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

Management is currently evaluating the requirements of SAB 108 but does not expect it to have a material adverse effect on the Corporation’s consolidated statement of financial position or results of operations.

GREENVILLE FEDERAL FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
Forward Looking Statements
Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” “intends” and similar expressions as they relate to Greenville Federal or its management are intended to identify such forward looking statements. Greenville Federal’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general and local economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.
Critical Accounting Policies
There were no material changes to the Corporation’s critical accounting policies which were disclosed in the Corporation’s Form 10-KSB filing as of June 30, 2006.
Discussion of Financial Condition Changes from June 30, 2006 to December 31, 2006
Greenville Federal’s assets totaled $131.6 million at December 31, 2006, an increase of $882,000, or 0.7%, from the $130.7 million total at June 30, 2006. The increase in assets resulted primarily from an increase in loans receivable.
Cash and cash equivalents increased by $431,000, or 13.2%, over the six-month period ended December 31, 2006. Investment securities and mortgage-backed securities totaled $33.7 million at December 31, 2006, a decrease of $1.8 million, or 4.9%, from the total at June 30, 2006. The decrease was comprised of maturities and repayments on investment and mortgage-backed securities of $2.2 million, partially offset by reinvestment of dividends on the asset management fund.
Loans receivable totaled $85.3 million at December 31, 2006, compared to $83.5 million at June 30, 2006, an increase of $1.8 million, or 2.2%. The increase was primarily attributable to $2.5 million of growth in one- to four-family residential real estate loans and $830,000 of growth in nonresidential real estate loans. Loan disbursements during the period totaling $10.6 million were partially offset by principal repayments of $8.0 million. During the six-month period ended December 31, 2006, loan originations were comprised of $8.0 million of one- to four-family residential real estate loans, $1.2 million of consumer loans, $1.2 million of commercial loans, and $200,000 of nonresidential real estate loans. Nonresidential real estate, multi-family residential real estate and commercial lending generally involves a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. Greenville Federal endeavors to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation. The majority of these loans have been made to existing customers. Management intends to pursue a moderate rate of growth in the nonresidential and commercial loan portfolios, but is committed to retaining its historical focus on one- to four-family residential lending.
The allowance for loan losses totaled $581,000 at December 31, 2006, an increase of $2,000, or 0.4%, over the June 30, 2006 balance of $579,000, and represented 0.66% and 0.67% of total loans at those respective dates. Greenville Federal’s nonperforming loans totaled $237,000 and $529,000 at December 31, 2006 and June 30, 2006, respectively. In determining the allowance for loan losses at any point in time, management and the board of directors apply a

GREENVILLE FEDERAL FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATIONS (CONTINUED)
Discussion of Financial Condition Changes from June 30, 2006 to December 31, 2006 (continued)
systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and nonresidential loans are evaluated individually for potential impairment. Second, the allowance for loan losses is evaluated using Greenville Federal’s historic loss experience, adjusted for changes in economic trends in Greenville Federal’s lending area, by applying these adjusted loss percentages to the loan types to be evaluated collectively in the portfolio. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at December 31, 2006. Although management believes that the allowance for loan losses at December 31, 2006, was adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect Greenville Federal’s results of operations.
Deposits totaled $78.8 million at both December 31, 2006 and June 30, 2006. Although management generally strives to maintain a moderate rate of growth in deposits, primarily through consistent marketing and pricing strategies, Greenville Federal historically has not engaged in short-term, promotional increases in interest rates on deposits, nor has it generally offered the highest interest rate on deposit products in its market area. During a period of low interest rates on loans, it has been difficult for many financial institutions to attract deposits at interest rates low enough to maintain an acceptable interest rate spread. Greenville Federal intends to search for creative ways to attract deposits without paying excessive interest rates.
Advances from the Federal Home Loan Bank totaled $28.7 million at December 31, 2006, an increase of $536,000, or 1.9%, over June 30, 2006. Proceeds from advances were used to fund new loan originations.
Shareholders’ equity totaled $22.7 million at December 31, 2006, an increase of $166,000, or 0.7%, over the $22.6 million total at June 30, 2006. The increase resulted from net earnings of $289,000 for the six months ended December 31, 2006 and a reduction in the unrealized losses on securities designated as available for sale of $22,000, which were partially offset by dividends paid on common stock of $145,000.
Greenville Federal is required to maintain minimum regulatory capital pursuant to federal regulations. At December 31, 2006, Greenville Federal’s regulatory capital continued to substantially exceed all minimum regulatory capital requirements.
Comparison of Operating Results for the Three-Month Periods Ended December 31, 2006 and 2005
General
The Corporation recorded net earnings of $148,000 for the three months ended December 31, 2006, an increase of $12,000, or 8.8%, compared to net earnings of $136,000 for the same period in 2005. The increase resulted from an increase in net interest income of $66,000, or 7.3%, partially offset by a $46,000 increase in general, administrative and other expenses, and an $8,000 increase in federal income taxes.

GREENVILLE FEDERAL FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATIONS (CONTINUED)
Comparison of Operating Results for the Three-Month Periods Ended December 31, 2006 and 2005 (continued)
Net Interest Income
Interest income totaled $1.9 million for the three months ended December 31, 2006, an increase of $154,000, or 8.9%, compared to the three months ended December 31, 2005. Interest income on loans increased by $108,000, or 8.0%, due primarily to a $4.2 million increase in the average balance of loans outstanding coupled with an increase in the weighted-average yield on loans from 6.67% in the 2005 three-month period to 6.85% in the 2006 three-month period. Interest income on investment securities increased by $44,000, or 14.5%, due primarily to an increase in the weighted-average yield on such securities from 3.62% in the 2005 three-month period to 4.34% in the 2006 three-month period, which was partially offset by a $1.5 million decrease in the average balance outstanding. The increase in yields were due primarily to overall rising interest rates in the economy. The increase in loans receivable was comprised primarily of growth in one- to four-family residential real estate loans and non-residential real estate loans.
Interest expense totaled $913,000 for the three months ended December 31, 2006, an increase of $88,000, or 10.7%, compared to the three months ended December 31, 2005. This increase was a result of an increase in the weighted-average cost of funds to 3.49% for the three months ended December 31, 2006, from 3.01% for the three months ended December 31, 2005, partially offset by a $4.9 million decrease in the average balance of interest-bearing liabilities outstanding year to year.
As a result of the foregoing changes in interest income and interest expense, net interest income increased by $66,000, or 7.3%, compared to the same period in 2005. The interest rate spread decreased to 2.66% for the three months ended December 31, 2006, compared to 2.72% for the three months ended December 31, 2005. The net interest margin increased to 3.17% for the three months ended December 31, 2006, from 2.99% for the three months ended December 31, 2005.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to maintain the total allowance for loan losses at a level calculated by management based on historical experience, the volume and type of lending conducted by Greenville Federal, the status of past due principal and interest payments and management’s assessment of economic factors in Greenville Federal’s lending area that may affect the collectibility of Greenville Federal’s loan portfolio. Management recorded a provision for losses on loans of $8,000 for the three months ended December 31, 2006, compared to $9,000 for the three months ended December 31, 2005. The allowance for loan losses totaled $581,000 at December 31, 2006, compared to $579,000 at June 30, 2006. Greenville Federal’s nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $237,000 at December 31, 2006, a decrease of $292,000 compared to June 30, 2006. Management believes all nonperforming loans are adequately collateralized; however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.
Other Income
Other income totaled $206,000 for the three months ended December 31, 2006, a decrease of $1,000, or 0.5%, compared to the same quarter in 2005. This decrease was due primarily to a $9,000 decrease in gain on sale of real estate acquired through foreclosure and a $1,000 decrease in other operating income, partially offset by an increase in customer service charges of $9,000, or 6.5%.

GREENVILLE FEDERAL FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATIONS (CONTINUED)
Comparison of Operating Results for the Three-Month Periods Ended December 31, 2006 and 2005 (continued)
General, Administrative and Other Expense
General, administrative and other expense totaled $962,000 for the three months ended December 31, 2006, an increase of $46,000, or 5.0%, compared to the same quarter in 2005. The increase in general, administrative and other expense was due primarily to a $41,000 increase in professional fees expense, mostly related to the Corporation’s public company reporting requirements and the adoption of the Corporation’s 2006 Equity Plan, a $13,000, or 2.6%, increase in employee compensation and benefits expense, due primarily to costs associated with the Employee Stock Ownership Plan, and an $8,000, or 7.9%, increase in data processing expense, all of which were partially offset by a $19,000, or 16.4%, decrease in occupancy and equipment expense. The decrease in occupancy and equipment expense was due primarily to a reduction in depreciation expense, as leasehold improvements became fully depreciated.
Federal Income Taxes
The provision for federal income taxes totaled $58,000 for the three months ended December 31, 2006, an increase of $8,000, or 16.0%, compared to the same quarter in 2005. The increase resulted primarily from a $20,000, or 10.8%, increase in pre-tax earnings year to year. The effective tax rate was 28.2% for the three months ended December 31, 2006 compared to 26.9% for the three months ended December 31, 2005. The effective tax rate in both fiscal quarters was less than the statutory tax rate of 34% due primarily to the non-taxable earnings on bank-owned life insurance.
Comparison of Operating Results for the Six-Month Periods Ended December 31, 2006 and 2005
General
The Corporation recorded net earnings of $289,000 for the six months ended December 31, 2006, a decrease of $1,000, or 0.3%, compared to net earnings of $290,000 for the same period in 2005. The decrease resulted from a $131,000 increase in general, administrative and other expenses, a decrease in other income of $16,000 and an increase in federal income taxes of $5,000, partially offset by a $144,000 increase in net interest income and a $7,000 decrease in the provision for losses on loans.
Net Interest Income
Interest income totaled $3.7 million for the six months ended December 31, 2006, an increase of $334,000, or 9.9%, compared to the six months ended December 31, 2005. Interest income on loans increased by $216,000, or 8.1%, due primarily to a $4.5 million increase in the average balance of loans outstanding coupled with an increase in the weighted-average yield on loans from 6.64% for the six months ended December 31, 2005 to 6.80% for the same period in 2006. Interest income on investment securities increased by $93,000, or 15.6%, due primarily to an increase in the weighted-average yield on such securities from 3.55% for the six months ended December 31, 2005 to 4.27% for the same period in 2006, which was partially offset by a $1.3 million decrease in the average balance outstanding. The increases in yields were due primarily to overall rising interest rates in the economy. The increase in loans receivable was comprised primarily of growth in one- to four-family residential real estate loans and non-residential real estate loans.

GREENVILLE FEDERAL FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATIONS (CONTINUED)
Comparison of Operating Results for the Six-Month Periods Ended December 31, 2006 and 2005 (continued)
Net Interest Income (continued)
Interest expense totaled $1.8 million for the six months ended December 31, 2006, an increase of $190,000, or 11.8%, compared to the six months ended December 31, 2005. This increase was a result of an increase in the weighted-average cost of funds to 3.45% for the six months ended December 31, 2006, from 2.95% for the six months ended December 31, 2005, partially offset by a $4.8 million decrease in the average balance of interest-bearing liabilities outstanding year to year.
As a result of the foregoing changes in interest income and interest expense, net interest income increased by $144,000, or 8.1%, compared to the same period in 2005. The interest rate spread decreased to 2.64% for the six months ended December 31, 2006, compared to 2.73% for the six months ended December 31, 2005. The net interest margin increased to 3.14% for the six months ended December 31, 2006, from 2.98% for the six months ended December 31, 2005.
Provision for Losses on Loans
Management recorded a provision for losses on loans of $10,000 for the six months ended December 31, 2006, compared to $17,000 for the six months ended December 31, 2005. The allowance for loan losses totaled $581,000 at December 31, 2006, compared to $579,000 at June 30, 2006. Greenville Federal’s nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $237,000 at December 31, 2006, a decrease of $292,000 compared to June 30, 2006. Management believes all nonperforming loans are adequately collateralized; however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.
Other Income
Other income totaled $397,000 for the six months ended December 31, 2006, a decrease of $16,000, or 3.9%, compared to the same quarter in 2005. The decrease in other income was due primarily to the fact that Greenville Federal had a $16,000 gain on redemption of the shares of Intrieve, Inc., Greenville Federal’s data processor, and a $9,000 gain on sale of real estate acquired through foreclosure in the 2005 period that were not repeated in 2006. These nonrecurring items were partially offset by increases in customer service charges of $4,000, or 1.5%, and other operating income of $5,000, or 4.4%.
General, Administrative and Other Expense
General, administrative and other expense totaled $1.9 million for the six months ended December 31, 2006, an increase of $131,000, or 7.4%, compared to the same period in 2005. The increase in general, administrative and other expense was due primarily to a $96,000 increase in professional fees expense, mostly related to the Corporation’s public company reporting requirements and the adoption of the Corporation’s 2006 Equity Plan, a $32,000, or 3.3%, increase in employee compensation and benefits expense, due primarily to costs associated with the Employee Stock Ownership Plan, a $20,000, or 10.1%, increase in data processing expense, and a $5,000, or 5.6%, increase in state franchise taxes, all of which were partially offset by a $32,000, or 13.9%, decrease in occupancy and equipment expense. The decrease in occupancy and equipment expense was due primarily to a reduction in depreciation expense, as leasehold improvements became fully depreciated.

GREENVILLE FEDERAL FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATIONS (CONTINUED)
Comparison of Operating Results for the Six-Month Periods Ended December 31, 2006 and 2005 (continued)
Federal Income Taxes
The provision for federal income taxes totaled $112,000 for the six months ended December 31, 2006, an increase of $5,000, or 4.7%, compared to the same period in 2005. The increase resulted primarily from a $4,000, or 1.0%, increase in pre-tax earnings year to year. The effective tax rate was 27.9% for the six months ended December 31, 2006 compared to 27.0% for the six months ended December 31, 2005. The effective tax rate in both fiscal periods was less than the statutory tax rate of 34% due primarily to the non-taxable earnings on bank-owned life insurance.
ITEM 3: Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Registrant have evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of December 31, 2006, and have concluded that the disclosure controls and procedures in place at December 31, 2006, were effective.
There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Greenville Federal Financial Corporation
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
Not applicable
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None

(b)	None

(c)	None
ITEM 3. Defaults Upon Senior Securities
Not applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
On October 31, 2006, the Annual Meeting of the shareholders of the Corporation was held. The following members of the Board of Directors of the Company were re-elected for terms expiring in 2009 by the votes indicated below:

	For	Withheld
George S. Luce, Jr.	2,170,207	10,500
James W. Ward	2,166,457	14,250
David R. Wolverton	2,170,307	10,400
The Greenville Federal Financial Corporation 2006 Equity Plan was approved by the votes indicated below:

			Broker
For	Against	Abstain	non-vote
1,839,129	80,300	12,200	249,078
The selection of Grant Thornton LLP as the Corporation’s independent registered public accounting firm for the current year was ratified by the votes indicated below:

			Broker
For	Against	Abstain	non-vote
2,145,857	33,250	1,600	—
ITEM 5. Other Information
Not applicable

Greenville Federal Financial Corporation
PART II — OTHER INFORMATION (CONTINUED)
ITEM 6. Exhibits

3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws

10.1	Greenville Federal Financial Corporation 2006 Equity Plan

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Greenville Federal Financial Corporation
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENVILLE FEDERAL FINANCIAL CORPORATION

Date: February 9, 2007	By:	/s/David M. Kepler

David M. Kepler
President and Chief Executive Officer

Date: February 9, 2007	By:	/s/Susan J. Allread

Susan J. Allread
Chief Financial Officer

INDEX TO EXHIBITS

3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter (Incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2005)

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2005)

10.1	Greenville Federal Financial Corporation 2006 Equity Plan (Incorporated by reference to Exhibit A to Proxy Statement filed by the Registrant with the Securities and Exchange Commission on September 27, 2006)

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002