Form 10QSB
period 2007-03-31
Greenville Federal Financial CORP
filed 2007-05-14
CIK 1330365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  March 31, 2007
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 9, 2007, 2,289,608 shares of the small business issuer’s common stock, $0.01 par value, were issued and outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐       No ☑

ITEM 1. FINANCIAL STATEMENTS
GREENVILLE FEDERAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	March 31,	June 30,
	2007	2006
	(Unaudited)
ASSETS

Cash and due from banks	$2,248	$2,225
Interest-bearing deposits in other financial institutions	1,129	1,029

Cash and cash equivalents	3,377	3,254

Investment securities designated as available for sale — at market	16,879	16,204
Investment securities designated as held to maturity — at amortized cost, approximate market value of $11,866 and $16,596 at March 31, 2007 and June 30, 2006, respectively	12,034	17,041
Mortgage-backed securities designated as held to maturity — at amortized cost, approximate market value of $1,849 and $2,164 at March 31, 2007 and June 30, 2006, respectively	1,825	2,172
Loans receivable — net	85,509	83,452
Office premises and equipment — at depreciated cost	2,023	2,069
Real estate acquired through foreclosure	312	—
Stock in Federal Home Loan Bank — at cost	1,925	1,869
Cash surrender value of life insurance	3,812	3,705
Accrued interest receivable on loans	415	418
Accrued interest receivable on mortgage-backed securities	9	11
Accrued interest receivable on investment securities and other	161	146
Prepaid expenses and other assets	560	367
Prepaid federal income taxes	170	—

Total assets	$129,011	$130,708

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$79,693	$78,782
Advances from the Federal Home Loan Bank	25,351	28,177
Advances by borrowers for taxes and insurance	291	355
Accrued interest payable	262	271
Other liabilities	522	440
Accrued federal income taxes	—	60
Deferred federal income taxes	151	41

Total liabilities	106,270	108,126

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock — authorized 1,000,000 shares, $.01 par value; no shares issued	—	—
Common stock — authorized 8,000,000 shares, $.01 par value; 2,298,411 shares issued	23	23
Additional paid-in capital	9,400	9,400
Retained earnings — restricted	14,503	14,285
Shares acquired by Employee Stock Ownership Plan	(811)	(811)
Shares acquired by 2006 Equity Plan	(93)	—
Accumulated comprehensive loss — unrealized losses on securities designated as available for sale, net of related tax benefits	(281)	(315)

Total stockholders’ equity	22,741	22,582

Total liabilities and stockholders’ equity	$129,011	$130,708

GREENVILLE FEDERAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands)
(Unaudited)

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2007	2006	2007	2006
Interest income
Loans	$1,460	$1,358	$4,336	$4,018
Mortgage-backed securities	26	15	81	50
Investment securities	327	310	1,017	907
Interest-bearing deposits and other	49	96	150	192

Total interest income	1,862	1,779	5,584	5,167

Interest expense
Deposits	569	480	1,672	1,355
Borrowings	315	344	1,013	1,080

Total interest expense	884	824	2,685	2,435

Net interest income	978	955	2,899	2,732

Provision for losses on loans	3	6	13	23

Net interest income after provision for losses on loans	975	949	2,886	2,709

Other income
Customer service charges	130	116	408	390
Gain on sale of real estate acquired through foreclosure	—	2	—	11
Gain on redemption of investment security	—	—	—	16
Other operating	60	61	179	175

Total other income	190	179	587	592

General, administrative and other expense
Employee compensation and benefits	525	546	1,539	1,528
Occupancy and equipment	96	97	295	328
Franchise taxes	58	44	153	134
Data processing	120	106	339	305
Advertising	12	19	52	56
Other operating	150	148	490	385

Total general, administrative and other expense	961	960	2,868	2,736

Earnings before income taxes	204	168	605	565

Federal income taxes
Current	(40)	(5)	78	155
Deferred	98	54	92	1

Total federal income taxes	58	49	170	156

NET EARNINGS	$146	$119	$435	$409

Earnings per share — basic	$0.07	$0.05	$0.20	$0.26

Dividends declared per share	$0.07	N/A	$0.21	N/A

GREENVILLE FEDERAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2007	2006	2007	2006
Net earnings	$146	$119	$435	$409

Other comprehensive income (losses), net of related tax effects:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $6, $(11), $18 and $(44) for the respective periods	12	(22)	34	(86)

Comprehensive income	$158	$97	$469	$323

Accumulated comprehensive loss	$(281)	$(293)	$(281)	$(293)

GREENVILLE FEDERAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2007 and 2006
(In thousands)
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net earnings for the period	$435	$409
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees	(38)	(39)
Depreciation and amortization	110	102
Amortization of mortgage servicing assets	28	18
Provision for losses on loans	13	23
Gain on sale of real estate acquired through foreclosure	—	(11)
Federal Home Loan Bank stock dividends	(56)	(74)
Increase in cash surrender value of life insurance	(107)	(100)
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	3	(6)
Accrued interest receivable on mortgage-backed securities	2	2
Accrued interest receivable on investment securities and other	(15)	(19)
Prepaid expenses and other assets	(221)	54
Accrued interest payable	(9)	24
Other liabilities	83	(2)
Federal income taxes
Current	(230)	(21)
Deferred	92	1

Net cash provided by operating activities	90	361

Cash flows provided by (used in) investing activities:
Purchases of investment securities designated as available for sale	(624)	(468)
Proceeds from maturity of investment securities designated as held to maturity	5,007	1,007
Proceeds from repayment of mortgage-backed securities	347	437
Loan principal repayments	11,608	14,962
Loan disbursements	(14,451)	(18,338)
Purchase of office equipment	(64)	(20)
Proceeds from sale of real estate acquired through foreclosure	499	21
Additions to real estate acquired through foreclosure	—	(3)

Net cash provided by (used in) investing activities	2,322	(2,402)

Cash flows provided by (used in) financing activities:
Net increase in deposit accounts	911	1,229
Proceeds from Federal Home Loan Bank advances	30,115	9,500
Repayment of Federal Home Loan Bank advances	(32,941)	(12,826)
Advances by borrowers for taxes and insurance	(64)	(70)
Proceeds from issuance of common stock	—	8,472
Shares acquired by 2006 equity plan	(93)	—
Dividends on common stock	(217)	—

Net cash provided by (used in) financing activities	(2,289)	6,305

Net increase in cash and cash equivalents	123	4,264

Cash and cash equivalents at beginning of period	3,254	3,716

Cash and cash equivalents at end of period	$3,377	$7,980

GREENVILLE FEDERAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the nine months ended March 31, 2007 and 2006
(In thousands)
(Unaudited)

	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$2,694	$2,411

Federal income taxes	$308	$175

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$811	$54

Loans originated upon sale of real estate acquired through foreclosure	$—	$83

Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$34	$(86)

GREENVILLE FEDERAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine- and three-month periods ended March 31, 2007 and 2006
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
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GFFC included in the Form 10-KSB as of and for the year ended June 30, 2006. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine- and three-month periods ended March 31, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year.
2. Principles of Consolidation
The consolidated financial statements include the accounts of GFFC and Greenville Federal. All significant intercompany balances and transactions have been eliminated in consolidation.
3. Earnings Per Share
Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year, less shares in the Corporation’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released.

GREENVILLE FEDERAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine- and three-month periods ended March 31, 2007 and 2006
3. Earnings Per Share (continued)
For the nine months ended March 31, 2006, since the conversion of Greenville Federal into the stock form and the formation of the Corporation (the “Reorganization”) was not completed until January 4, 2006, weighted-average shares outstanding were computed as follows: (1) the 1,264,126 shares issued to Greenville Federal MHC in the Reorganization were deemed outstanding for the period from July 1, 2005 through January 3, 2006, (2) total shares issued, or 2,298,411 shares, were outstanding for the period from January 4, 2006 through March 31, 2006, and (3) 90,098 weighted-average shares in the ESOP that were unallocated and not committed to be released were not considered outstanding for the period from January 4, 2006 through March 31, 2006. Weighted-average common shares deemed outstanding totaled 1,563,923 for the nine months ended March 31, 2006.
For the three months ended March 31, 2006, since the Reorganization was not completed until January 4, 2006, weighted-average shares outstanding were computed as follows: (1) the 1,264,126 shares issued to Greenville Federal MHC in the Reorganization were deemed outstanding for the period from January 1, 2006 through January 3, 2006, (2) total shares issued, or 2,298,411 shares, were outstanding for the period from January 4, 2006 through March 31, 2006, and (3) 90,098 weighted-average shares in the ESOP that were unallocated and not committed to be released were not considered outstanding for the period from January 4, 2006 through March 31, 2006. Weighted-average common shares deemed outstanding totaled 2,176,840 for the three months ended March 31, 2006.
For the nine months ended March 31, 2007, weighted-average shares outstanding were computed as follows: (1) 2,298,411 shares were outstanding for the period from July 1, 2006 through March 31, 2007, (2) 77,713 weighted-average shares in the ESOP that were unallocated and not committed to be released were not considered outstanding for the period from July 1, 2006 through March 31, 2007, and (3) 1,556 weighted-average shares acquired for the 2006 Equity Plan that were not awarded were treated as treasury shares and not considered outstanding for the period from July 1, 2006 through March 31, 2007. Weighted-average common shares deemed outstanding totaled 2,218,025 for the nine months ended March 31, 2007.
For the three months ended March 31, 2007, weighted-average shares outstanding were computed as follows: (1) 2,298,411 shares were outstanding for the period January 1, 2007 through March 31, 2007, (2) 76,588 weighted-average shares in the ESOP that were unallocated and not committed to be released were not considered outstanding for the period from January 1, 2007 through March 31, 2007, and (3) 4,737 weighted-average shares acquired for the 2006 Equity Plan that were not awarded were treated as treasury shares and not considered outstanding for the period from January 1, 2007 through March 31, 2007. Weighted-average common shares deemed outstanding totaled 2,217,111 for the three months ended March 31, 2007.
Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable. At March 31, 2007 and 2006, the Corporation had no dilutive or potentially dilutive securities.

GREENVILLE FEDERAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine- and three-month periods ended March 31, 2007 and 2006
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
Compensation cost is required to be recognized in the beginning of the first interim or annual period that begins after December 15, 2005, or January 1, 2006 as to the Corporation. The Greenville Federal Financial Corporation 2006 Equity Plan (the “Equity Plan”) was approved by the stockholders at the Annual Meeting of Stockholders on October 31, 2006. The Corporation will be required to expense future stock option grants under the Equity Plan pursuant to SFAS No. 123(R). The Corporation had no stock option or other share-based incentive plans subject to the provisions of SFAS No. 123(R) as of or for periods prior to October 31, 2006. No stock options or restricted stock awards have been granted as of March 31, 2007.
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

GREENVILLE FEDERAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine- and three-month periods ended March 31, 2007 and 2006
4. Recent Accounting Developments (continued)
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
In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. The liability should be recognized based on the substantive agreement with the employee. This Issue is effective beginning July 1, 2008. The Issue can be applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods. The Corporation does not expect the adoption of Issue 06-4 to have a material effect on its financial statements.
In September 2006, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The guidance in EITF Issue 06-5 requires policyholders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract. If it is probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts. The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last individual policy or certificate in a group policy.

GREENVILLE FEDERAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine- and three-month periods ended March 31, 2007 and 2006
4. Recent Accounting Developments (continued)
The Corporation holds several life insurance policies, however, the policies do not contain any provisions that would restrict or reduce the cash surrender value of the policies. The consensus in EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006, or July 1, 2007 as to the Corporation. The Corporation does not expect EITF Issue 06-5 to have a material effect on its financial statements.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the Corporation’s financial statements, or disclosed at fair value in the Corporation’s notes to the financial statements. Additionally, SFAS No. 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by this Statement when measuring fair value. As a result, the Corporation will not be required to recognize any new instruments at fair value.

GREENVILLE FEDERAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine- and three-month periods ended March 31, 2007 and 2006
4. Recent Accounting Developments (continued)
SFAS No. 157 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value. SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 will require the Corporation to apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. In addition, the Corporation will be required to consider the effect of its own credit standing in determining the fair value of its liabilities. The definition and framework apply to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. SFAS No. 157 also requires expanded disclosure in interim and annual financial statements about how the Corporation uses fair value.
The disclosures focus on items measured at fair value based on significant unobservable inputs and the effect of fair value measurements on earnings. The disclosures are only required for items recognized and reported at fair value in the financial statements. SFAS No. 157 nullifies the exception in footnote 3 of EITF Issue 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” which prohibits recognition of day-one gains if the fair value is based on unobservable inputs. SFAS No. 157 also precludes adjusting quoted prices for premiums or discounts based on the relative size of the position held (“blockage factor”).
Statement 157 is required to be adopted by the Corporation on July 1, 2008. Early adoption is permitted; however, the Corporation does not intend to adopt SFAS No. 157 prior to the required adoption date of July 1, 2008.
The Corporation is evaluating the impact SFAS No. 157 will have on its financial statements. SFAS No. 157 requires significant judgment and interpretation. Additionally, the Corporation continues to monitor and evaluate implementation issues that have arisen as a result of the Statement.
Currently, the Corporation records its available-for-sale securities at fair value in the financial statements. Estimates of fair value are also used by the Corporation in the evaluation of loans held-for-sale carried at the lower of cost or market. In determining the impact, the Corporation is evaluating its existing valuation practices and modifying as necessary to conform to SFAS No. 157. Any changes in how items are measured will be recorded prospectively, similar to a change in accounting estimate, as of the adoption date and not as a cumulative-effect adjustment. The adoption of SFAS No. 157 will also require the Corporation to make additional disclosures regarding the use of fair value and the impact on earnings.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The objective is to provide companies with the option to recognize most financial assets and liabilities and certain other items at fair value. SFAS No. 159 will allow companies the opportunity to mitigate earnings volatility caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.

GREENVILLE FEDERAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine- and three-month periods ended March 31, 2007 and 2006
4. Recent Accounting Developments (continued)
The fair value option election is applied on an instrument by instrument basis (with some exceptions), is irrevocable and is applied to an entire instrument. The election may be made as of the date of initial adoption for existing eligible items. Subsequent to initial adoption, the Corporation may elect the fair value option at initial recognition of eligible items or on entering into an eligible firm commitment. The Corporation can only elect the fair value option after initial recognition in limited circumstances.
SFAS No. 159 requires similar assets and liabilities for which the Corporation has elected the fair value option to be displayed on the face of the balance sheet either (1) together with financial instruments measured using other measurement attributes with parenthetical disclosure of the amount measured at fair value (2) in separate line items. In addition, SFAS No. 159 requires additional disclosures to allow financial statement users to compare similar assets and liabilities measured differently either within the financial statements of the Corporation or between financial statements of different companies.
SFAS No. 159 is required to be adopted by the Corporation on July 1, 2008. Early adoption is permitted; however, the Corporation does not intend to adopt SFAS No. 159 prior to the required adoption date of July 1, 2008. The Corporation expects to adopt SFAS No. 159 along with Statement 157, “Fair Value Measurements.” The remeasurement of fair value will be reported as a cumulative-effect adjustment in the opening balance of retained earnings. Additionally, any changes in fair value due to the concurrent adoption of SFAS No. 157 will be included in the cumulative-effect adjustment if the fair value option is also elected for that item.
The Corporation is currently evaluating which, if any, items it will elect to recognize at fair value at the date of adoption. The financial statement impact will depend on which items the Corporation elects to recognize at fair value, fair value at the date of adoption and the concurrent adoption of SFAS No. 157. If the Corporation elects to recognize items at fair value as a result of SFAS No. 159, this could result in increased earnings volatility.

GREENVILLE FEDERAL FINANCIAL CORPORATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATIONS
Forward Looking Statements
Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” “intends” and similar expressions as they relate to the Corporation or its management are intended to identify such forward looking statements. The Corporation’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general and local economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.
Critical Accounting Policies
There were no material changes to the Corporation’s critical accounting policies which were disclosed in the Corporation’s Form 10-KSB filing as of June 30, 2006.
Discussion of Financial Condition Changes from June 30, 2006 to March 31, 2007
The Corporation’s assets totaled $129.0 million at March 31, 2007, a decrease of $1.7 million, or 1.3%, from the $130.7 million total at June 30, 2006. The decrease in assets resulted primarily from a decrease in investment securities, partially offset by an increase in loans receivable.
Cash and cash equivalents increased by $123,000, or 3.8%, over the nine-month period ended March 31, 2007. Investment securities and mortgage-backed securities totaled $30.7 million at March 31, 2007, a decrease of $4.7 million, or 13.3%, from the total at June 30, 2006. The decrease was comprised of maturities and repayments on investment and mortgage-backed securities of $5.4 million, partially offset by reinvestment of dividends on the asset management fund.
Loans receivable totaled $85.5 million at March 31, 2007, compared to $83.5 million at June 30, 2006, an increase of $2.0 million, or 2.5%. The increase was primarily attributable to $1.7 million of growth in one- to four-family residential real estate loans and $807,000 in nonresidential real estate loans. Loan disbursements during the period totaling $14.5 million were partially offset by principal repayments of $11.6 million. During the nine-month period ended March 31, 2007, loan originations were comprised of $9.7 million of one- to four-family residential real estate loans, $2.0 million of commercial loans, $1.7 million of consumer loans, and $1.1 million of nonresidential real estate loans. Nonresidential real estate, multi-family residential real estate and commercial lending generally involves a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. Greenville Federal endeavors to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation. The majority of these loans have been made to existing customers. Management intends to pursue a moderate rate of growth in the nonresidential and commercial loan portfolios, but is committed to retaining its historical focus on one- to four-family residential lending.

GREENVILLE FEDERAL FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATIONS (CONTINUED)
Discussion of Financial Condition Changes from June 30, 2006 to March 31, 2007 (continued)
The allowance for loan losses totaled $577,000 at March 31, 2007, a decrease of $2,000, or 0.4%, from the June 30, 2006 balance of $579,000, and represented 0.66% and 0.67% of total loans at those respective dates. Greenville Federal’s nonperforming loans totaled $472,000 and $529,000 at March 31, 2007 and June 30, 2006, respectively. In determining the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and nonresidential loans are evaluated individually for potential impairment. Second, the allowance for loan losses is evaluated using Greenville Federal’s historic loss experience, adjusted for changes in economic trends in Greenville Federal’s lending area, by applying these adjusted loss percentages to the loan types to be evaluated collectively in the portfolio. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at March 31, 2007. Although management believes that the allowance for loan losses at March 31, 2007, was adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect Greenville Federal’s results of operations.
Deposits totaled $79.7 million at March 31, 2007, an increase of $911,000, or 1.2%, over the $78.8 million total at June 30, 2006. Management generally strives to maintain a moderate rate of growth in deposits, primarily through consistent marketing and pricing strategies. Greenville Federal historically has not engaged in short-term, promotional increases in interest rates on deposits, nor has it generally offered the highest interest rate on deposit products in its market area. During a period of low interest rates on loans, it has been difficult for many financial institutions to attract deposits at interest rates low enough to maintain an acceptable interest rate spread. Greenville Federal intends to continue to search for creative ways to attract deposits without paying excessive interest rates.
Advances from the Federal Home Loan Bank totaled $25.4 million at March 31, 2007, a decrease of $2.8 million, or 10.0%, compared to June 30, 2006. The decrease was the result of funds from maturing investment securities being used to pay off advances.
Shareholders’ equity totaled $22.7 million at March 31, 2007, an increase of $159,000, or 0.7%, over the $22.6 million total at June 30, 2006. The increase resulted from net earnings of $435,000 for the nine months ended March 31, 2007 and a reduction in the unrealized losses on securities designated as available for sale of $34,000, which were partially offset by dividends paid on common stock of $217,000 and purchases of common stock by the trustees of the 2006 Equity Plan totaling $93,000. In the period following shareholder approval of the Equity Plan, the 2006 Equity Plan trust purchased 8,803 shares of the Corporation’s common stock in the open market for future awards under the Equity Plan.
Greenville Federal is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2007, Greenville Federal’s regulatory capital continued to substantially exceed all minimum regulatory capital requirements.

GREENVILLE FEDERAL FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATIONS (CONTINUED)
Comparison of Operating Results for the Three-Month Periods Ended March 31, 2007 and 2006
General
The Corporation recorded net earnings of $146,000 for the three months ended March 31, 2007, an increase of $27,000, or 22.7%, compared to net earnings of $119,000 for the same period in 2006. The increase was due primarily to an increase in net interest income of $23,000 and an increase of $11,000 in other income, which were partially offset by a $9,000 increase in federal income taxes.
Net Interest Income
Interest income totaled $1.9 million for the three months ended March 31, 2007, an increase of $83,000, or 4.7%, compared to the three months ended March 31, 2006. Interest income on loans increased by $102,000, or 7.5%, due primarily to a $3.8 million increase in the average balance of loans outstanding, coupled with an increase in the weighted-average yield on loans from 6.64% in the 2006 three-month period to 6.82% in the 2007 three-month period. Interest income on investment securities increased by $17,000, or 5.5%, due primarily to an increase in the weighted-average yield on such securities from 3.76% in the 2006 three-month period to 4.45% in the 2007 three-month period, which was partially offset by a $3.6 million decrease in the average balance outstanding. The increase in yields were due primarily to overall rising interest rates in the economy. The increase in loans receivable was comprised primarily of growth in one- to four-family residential real estate loans and non-residential real estate loans.
Interest expense totaled $884,000 for the three months ended March 31, 2007, an increase of $60,000, or 7.3%, compared to the three months ended March 31, 2006. This increase was a result of an increase in the weighted-average cost of funds to 3.46% for the three months ended March 31, 2007, from 3.00% for the three months ended March 31, 2006, which was partially offset by an $8.3 million decrease in the average balance of interest-bearing liabilities outstanding year to year.
As a result of the foregoing changes in interest income and interest expense, net interest income increased by $23,000, or 2.4%, compared to the same period in 2006. The interest rate spread increased to 2.74% for the three months ended March 31, 2007, compared to 2.73% for the three months ended March 31, 2006. The net interest margin increased to 3.26% for the three months ended March 31, 2007, from 3.08% for the three months ended March 31, 2006.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to maintain the total allowance for loan losses at a level calculated by management based on historical experience, the volume and type of lending conducted by Greenville Federal, the status of past due principal and interest payments and management’s assessment of economic factors in Greenville Federal’s lending area that may affect the collectibility of Greenville Federal’s loan portfolio. Management recorded a provision for losses on loans of $3,000 for the three months ended March 31, 2007, compared to $6,000 for the three months ended March 31, 2006. The allowance for loan losses totaled $577,000 at March 31, 2007, compared to $579,000 at June 30, 2006. Greenville Federal’s nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $472,000 at March 31, 2007, a decrease of $57,000 compared to June 30, 2006. Management believes all nonperforming loans are adequately collateralized; however, there can be no assurance that the allowance for loan losses will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.

GREENVILLE FEDERAL FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATIONS (CONTINUED)
Comparison of Operating Results for the Three-Month Periods Ended March 31, 2007 and 2006 (continued)
Other Income
Other income totaled $190,000 for the three months ended March 31, 2007, an increase of $11,000, or 6.1%, compared to the same quarter in 2006. This increase was due primarily to an increase in customer service charges of $14,000, or 12.1%.
General, Administrative and Other Expense
General, administrative and other expense totaled $961,000 for the three months ended March 31, 2007, an increase of $1,000, or 0.1%, compared to the same quarter in 2006. The increase in general, administrative and other expense was due primarily to a $14,000, or 31.8%, increase in franchise taxes and a $14,000, or 13.2%, increase in data processing expense, which were partially offset by a $21,000, or 3.8%, decrease in employee compensation and benefits expense and a $7,000, or 36.8%, decrease in advertising expense.
Federal Income Taxes
The provision for federal income taxes totaled $58,000 for the three months ended March 31, 2007, an increase of $9,000, or 18.4%, compared to the same quarter in 2006. The increase resulted primarily from a $36,000, or 21.4%, increase in pre-tax earnings year to year. The effective tax rate was 28.4% for the three months ended March 31, 2007, compared to 29.2% for the three months ended March 31, 2006. The effective tax rate in both fiscal quarters was less than the statutory tax rate of 34% due primarily to the non-taxable earnings on bank-owned life insurance.
Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2007 and 2006
General
The Corporation recorded net earnings of $435,000 for the nine months ended March 31, 2007, an increase of $26,000, or 6.4%, compared to net earnings of $409,000 for the same period in 2006. The increase was due primarily to a $167,000 increase in net interest income and a $10,000 decrease in the provision for losses on loans, partially offset by a $132,000 increase in general, administrative and other expenses, a $14,000 increase in federal income taxes and a decrease in other income of $5,000.
Net Interest Income
Interest income totaled $5.6 million for the nine months ended March 31, 2007, an increase of $417,000, or 8.1%, compared to the nine months ended March 31, 2006. Interest income on loans increased by $318,000, or 7.9%, due primarily to a $4.2 million increase in the average balance of loans outstanding, coupled with an increase in the weighted-average yield on loans from 6.64% for the nine months ended March 31, 2006 to 6.81% for the same period in 2007. Interest income on investment securities increased by $110,000, or 12.1%, due primarily to an increase in the weighted-average yield on such securities from 3.62% for the nine months ended March 31, 2006 to 4.32% for the same period in 2007, which was partially offset by a $2.1 million decrease in the average balance outstanding. The increases in yields were due primarily to overall rising interest rates in the economy. The increase in loans receivable was comprised primarily of growth in one- to four-family residential real estate loans and non-residential real estate loans.

GREENVILLE FEDERAL FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATIONS (CONTINUED)
Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2007 and 2006 (continued)
Net Interest Income (continued)
Interest expense totaled $2.7 million for the nine months ended March 31, 2007, an increase of $250,000, or 10.3%, compared to the nine months ended March 31, 2006. This increase was a result of an increase in the weighted-average cost of funds to 3.47% for the nine months ended March 31, 2007, from 2.97% for the nine months ended March 31, 2006, partially offset by a $6.0 million decrease in the average balance of interest-bearing liabilities outstanding year to year.
As a result of the foregoing changes in interest income and interest expense, net interest income increased by $167,000, or 6.1%, compared to the same period in 2006. The interest rate spread decreased to 2.69% for the nine months ended March 31, 2007, compared to 2.71% for the nine months ended March 31, 2006. The net interest margin increased to 3.18% for the nine months ended March 31, 2007, from 3.01% for the nine months ended March 31, 2006.
Provision for Losses on Loans
Management recorded a provision for losses on loans of $13,000 for the nine months ended March 31, 2007, compared to $23,000 for the nine months ended March 31, 2006. The allowance for loan losses totaled $577,000 at March 31, 2007, compared to $579,000 at June 30, 2006. Greenville Federal’s nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $472,000 at March 31, 2007, a decrease of $57,000 compared to June 30, 2006. Management believes all nonperforming loans are adequately collateralized; however, there can be no assurance that the allowance for loan losses `will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.
Other Income
Other income totaled $587,000 for the nine months ended March 31, 2007, a decrease of $5,000, or 0.8%, compared to the same period in 2006. The decrease in other income was due primarily to the fact that Greenville Federal had a $16,000 gain on redemption of the shares of Intrieve, Inc., Greenville Federal’s data processor, and a $11,000 gain on sale of real estate acquired through foreclosure in the 2006 period that were not repeated in 2007. These nonrecurring items were partially offset by increases in customer service charges of $18,000, or 4.6%, and other operating income of $4,000, or 2.3%.
General, Administrative and Other Expense
General, administrative and other expense totaled $2.9 million for the nine months ended March 31, 2007, an increase of $132,000, or 4.8%, compared to the same period in 2006. The increase in general, administrative and other expense was due primarily to a $117,000 increase in professional fees expense, mostly related to the Corporation’s public company reporting requirements and the adoption of the Corporation’s 2006 Equity Plan, a $34,000, or 11.1%, increase in data processing expense, a $19,000, or 14.2%, increase in franchise taxes, and an $11,000, or 0.7%, increase in employee compensation and benefits expense, due primarily to costs associated with the ESOP, all of which were partially offset by a $33,000, or 10.1%, decrease in occupancy and equipment expense. The decrease in occupancy and equipment expense was due primarily to a reduction in depreciation expense, as leasehold improvements became fully depreciated.

GREENVILLE FEDERAL FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATIONS (CONTINUED)
Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2007 and 2006 (continued)
Federal Income Taxes
The provision for federal income taxes totaled $170,000 for the nine months ended March 31, 2007, an increase of $14,000, or 9.0%, compared to the same period in 2006. The increase resulted primarily from a $40,000, or 7.1%, increase in pre-tax earnings year to year. The effective tax rate was 28.1% for the nine months ended March 31, 2007 compared to 27.6% for the nine months ended March 31, 2006. The effective tax rate in both fiscal periods was less than the statutory tax rate of 34% due primarily to the non-taxable earnings on bank-owned life insurance.
ITEM 3: Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Registrant have evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of March 31, 2007, and have concluded that the disclosure controls and procedures in place at March 31, 2007, were effective.
There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Greenville Federal Financial Corporation
PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
               Not applicable
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
               (a) None
               (b) None
               (c) Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
1/1 to 1/31/2007	—	$—	—	—
2/1 to 2/28/2007	8,803	10.52	8,803	36,245
3/1 to 3/31/2007	—	—	—	—

Total	8,803	$10.52	8,803	36,245

(1)	On October 31, 2006, stockholders of the Corporation approved the Greenville Federal Financial Corporation 2006 Equity Plan. As permitted by the 2006 Equity Plan, the Greenville Federal Financial Corporation 2006 Equity Plan Trust may purchase up to 45,048 shares of Corporation common stock either on the open market, in privately negotiated transactions or from the Corporation for retention shares to be awarded pursuant to the Equity Plan.
ITEM 3. Defaults Upon Senior Securities
               Not applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
               Not Applicable
ITEM 5. Other Information
               Not applicable

Greenville Federal Financial Corporation
PART II – OTHER INFORMATION (continued)
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

GREENVILLE FEDERAL FINANCIAL CORPORATION

Date: May 11, 2007	By:	/s/ David M. Kepler David M. Kepler
President and Chief Executive Officer

Date: May 11, 2007	By:	/s/ Susan J. Allread Susan J. Allread
Chief Financial Officer

INDEX TO EXHIBITS
3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter (Incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2006)

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2006)

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002