Form 10KSB
period 2007-06-30
Greenville Federal Financial CORP
filed 2007-09-26
CIK 1330365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
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
Common Stock, par value $.01 per share
(Title of class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     The issuer’s revenues for the fiscal year ended June 30, 2007, were $8.3 million.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price for the registrant’s common stock on the OTC Bulletin Board on September 14, 2007, was $7.60 million.
     On September 14, 2007, 2,298,411 shares of the registrant’s common stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Part II of Form 10-KSB — Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2007.
     Part III of Form 10-KSB — Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders.
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

	June 30,
	2007		2006
		Percent		Percent
	Amount	of total loans	Amount	of total loans
	(Dollars in thousands)
Residential real estate loans:
One- to four-family	$72,089	80.78%	$68,604	79.72%
Multifamily	3,864	4.33	3,936	4.57
Construction	701	0.79	1,984	2.31
Nonresidential real estate	5,242	5.87	4,181	4.86
Nonresidential real estate construction	750	0.84	—	—
Commercial	3,467	3.89	4,258	4.95
Consumer and other	3,121	3.50	3,089	3.59

Total loans	89,234	100.00%	86,052	100.00%
Less:
Unearned interest	9		14
Deferred loan origination fees, net	371		403
Allowance for loan losses	579		579
Undisbursed portion of loans in process- residential	655		1,604
Undisbursed portion of loans in process- nonresidential	207		—

Loans receivable, net	$87,413		$83,452

     Loan maturity schedule. The following table sets forth certain information as of June 30, 2007, regarding the dollar amount of loans maturing in Greenville Federal’s portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Due during the year ending			Due 4-5	Due 6-10	Due 11-20	Due more than
	June 30,			years after	years after	years after	20 years after
	2008	2009	2010	6/30/07	6/30/07	6/30/07	6/30/07	Total
	(In thousands)
Fixed-rate loans
Residential real estate loans:
One- to four-family (first mortgage)(1)	$179	$41	$18	$332	$3,440	$13,734	$35,853	$53,597
Home equity (second mortgage)	141	19	75	320	1,004	1,295	—	2,854
Multifamily and nonresidential real estate loans (1)	—	—	—	117	—	2,943	43	3,103

Total real estate loans	320	60	93	769	4,444	17,972	35,896	59,554

Commercial loans	1,875	120	100	426	478	216	—	3,215
Consumer and other loans	228	290	647	1,758	170	28	—	3,121

Total fixed-rate loans	2,423	470	840	2,953	5,092	18,216	35,896	65,890

Adjustable-rate loans
Residential real estate loans:
One- to four-family (first mortgage)(1)	—	5	—	67	347	2,300	10,492	13,211
Home equity (second mortgage)	727	593	494	1,230	24	60	—	3,128

Multifamily and nonresidential real estate loans	—	1	—	13	105	789	5,845	6,753

Total real estate loans	727	599	494	1,310	476	3,149	16,337	23,092

Commercial loans	—	—	—	—	—	95	157	252
Consumer and other loans	—	—	—	—	—	—	—	—

Total adjustable-rate loans	727	599	494	1,310	476	3,244	16,494	23,344

Total loans	$3,150	$1,069	$1,334	$4,263	$5,568	$21,460	$52,390	$89,234

(1)	Includes construction loans.
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

     Greenville Federal also originates adjustable-rate mortgage loans (“ARMs”). ARMs are offered on single-family residences, two- to four-family properties and non-owner occupied one- to four-family properties with the same maximum LTV, terms and private mortgage insurance requirement as for fixed-rate residential real estate loans. The initial interest rate adjustment periods currently offered are one year, three years and five years, with annual adjustments after the initial fixed-rate period. The adjustments generally are tied to changes in the weekly average yield on the U.S. Treasury constant maturities index for the corresponding adjustment frequency. Greenville Federal also holds in its portfolio some loans with adjustment periods every three years or five years. For those loans with three- or five-year adjustment periods, the adjustments are limited to 2% per adjustment. In addition, Greenville Federal holds in its portfolio some loans with seven- and ten-year fixed-rate periods before first adjustment. For those loans with seven-year fixed-rate periods before first adjustment, the first adjustment is limited to 5%, and the annual adjustment thereafter is limited to 2%. Rate adjustments are computed by adding a stated margin, usually a minimum of 2.5%, to the index. The maximum allowable adjustment for one-year adjustment periods is usually 2%, with a maximum adjustment of 6% over the term of the loan.
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
     The aggregate amount of our one- to four-family residential real estate loans equaled approximately $72.1 million at June 30, 2007, and represented 80.8% of loans at such date. Of such amount, approximately 23% were ARMs. The largest individual loan balance on a one- to four-family loan at such date was $391,000. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $399,000 were accruing loans 90 days or more delinquent and $63,000 were non-accruing loans for a total of $462,000, or 0.64% of its one- to four-family residential real estate loan balance.
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

     At June 30, 2007, loans secured by multifamily properties totaled approximately $3.9 million, or 4.3% of total loans, all of which were secured by property located within Greenville Federal’s primary market area, and all of which were performing in accordance with their terms. The largest such loan at June 30, 2007, had a balance of $887,000. At June 30, 2007, approximately $291,000, or 0.33% of total loans, were fixed-rate multifamily loans.
     Construction loans. Greenville Federal makes loans for the construction of residential and nonresidential real estate. Such loans are structured as permanent loans with fixed rates or adjustable rates of interest with a maximum LTV of 97% for single-family, owner-occupied homes, 90% for two-family homes and 80% for all other construction loans. Greenville Federal’s construction loans have been made to borrowers who intended to occupy the newly-constructed real estate or to developers who may or may not have had a purchaser for the property at the time the loan was made. At June 30, 2007, there was one non-residential construction loan of $750,000 secured by two hog finishing barns. All construction loans are written as permanent loans but require the payment of interest only until the construction is completed. Generally, construction is required to be completed within one year.
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
     At June 30, 2007, $1.5 million, or approximately 1.6% of Greenville Federal’s total loans, consisted of construction loans. All of Greenville Federal’s construction loans are secured by property located within our primary market area. At June 30, 2007, all of such loans were performing in accordance with their terms.
     Nonresidential real estate loans. Greenville Federal also makes loans secured by a wide variety of nonresidential real estate located in its market area, including churches, retail businesses, offices, a funeral home and farm land. Such loans generally are originated with terms of up to 30 years and may have fixed or adjustable rates. The maximum LTV for such loans is generally 80%.
     Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If the cash flow on the property is reduced, for example, as leases are not obtained or renewed, the borrower’s ability to repay may be impaired. Greenville Federal has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property, the debt service ratio, and quality and characteristics of the income stream generated by the property and appraisals supporting the property’s valuation. Greenville Federal also requires personal guarantees on most of such loans, and Greenville Federal generally obtains tax returns and annual financial statements from the borrower.

     At June 30, 2007, Greenville Federal had a total of $6.0 million invested in nonresidential real estate loans including construction loans listed above, $3.3 million of which were secured by property located within Darke County. Such loans comprised approximately 6.3% of Greenville Federal’s total loans at that date, and all such loans were performing in accordance with their terms.
     Federal regulations limit the amount of nonresidential mortgage loans an association may make to 400% of its tangible capital. At June 30, 2007, our nonresidential mortgage loans totaled 43.1% of our tangible capital.
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
     At June 30, 2007, Greenville Federal had approximately $3.1 million, or 3.5% of total loans, invested in consumer loans. Of such loans, $9,000 were more than 90 days delinquent or nonaccruing.
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
     At June 30, 2007, Greenville Federal had total commercial loans in the amount of $3.5 million, or approximately 3.9% of total loans. At such date, no commercial loans were more than 90 days delinquent or nonaccruing. The total indebtedness of the largest single borrower within the commercial portfolio was $169,000 at June 30, 2007, and the borrowing was secured by a variety of collateral, including modular home inventory and real estate.
     Loan solicitation and processing. Loan originations are developed from a number of sources, including continuing business with depositors, borrowers, realtors, real estate developers, referrals, periodic newspaper advertisements, solicitations by Greenville Federal staff and walk-in customers. Greenville Federal does not use third-party brokers or originators.
     Loan personnel take applications for permanent mortgage loans. Greenville Federal obtains a credit report concerning the credit-worthiness of the borrower. Greenville Federal generally complies with Freddie Mac standards, under which it generally limits the ratio of mortgage loan payments to the borrower’s income to 28% and the ratio of the borrower’s total debt payments to income to 36%. Greenville Federal may make some loans that exceed those ratios if the borrower has a strong credit report or a low LTV. An appraisal of the fair market value of the real estate on which we will be granted a mortgage to secure the loan is prepared by an outside appraiser. As part of the appraisal and prior to foreclosure on any delinquent loan, a visual inspection is performed to identify any obvious environmental concerns. If the visual inspection or the history of the property provides reason to believe an environmental problem might exist, we will conduct further investigations.
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

     Loan purchases and sales. Greenville Federal has occasionally purchased some whole loans and some participation in loans originated by other financial institutions although it has not made any such purchases in at least the last eleven years. There were no whole loans or participations purchased in its portfolio at June 30, 2007. Before July 2003, Greenville Federal actively originated and sold a substantial amount of its fixed-rate residential mortgage loans into the secondary market for interest rate risk management purposes, retaining the servicing on those loans. This led, however, to a decline in the loan portfolio and an increase in short-term liquidity. Since mid-2003, Greenville Federal has sold few loans, striving instead to build the loan portfolio to enhance income. At June 30, 2007, Greenville Federal retained the servicing on loans with an aggregate principal balance of $15.0 million.
     The following table presents Greenville Federal’s mortgage loan origination and purchase activity for the periods indicated:

	Year ended
	June 30,
	2007	2006
	(In thousands)
Loan originations:
One- to four-family residential	$13,197	$13,346
Multifamily residential	—	2,551
Nonresidential	1,931	202
Land	—	—
Commercial	2,381	3,951
Consumer	2,053	3,775

Total loans originated	19,562	23,825

Loans purchased	—	—

Total loans originated and purchased	19,562	23,825

Principal repayments	(14,818)	(18,594)

Loan originations, net	4,744	5,231
Loans sold	—	—
Transfers from loans to real estate acquired through foreclosure	(811)	(54)
Increase (decrease) due to other items, net (1)	28	86

Net increase in net loan portfolio	$3,961	$5,263

(1)	Consists of deferred fees, costs and the allowance for loan losses.
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
     Based on such limits, Greenville Federal was able to lend approximately $2.2 million to one borrower at June 30, 2007. The largest amount Greenville Federal had outstanding to one borrower at that date was $1.7 million, consisting of several loans. Such loans were secured by one- to four-family and multifamily real estate, commercial real estate, farm ground with livestock operations and equipment. All of such loans were current at June 30, 2007.
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
     Real estate acquired by foreclosure proceedings is classified as real estate owned until it is sold. When property is so acquired, it is initially recorded at the lower of cost or fair value of the real estate, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry the real estate are charged to expense. Greenville Federal had $247,000 of real estate owned at June 30, 2007.
     Greenville Federal has experienced increased activity in the form of foreclosures or accepting a deed-in-lieu of foreclosure on single-family homes in the last four years, as has much of the industry. We believe that many of the foreclosures result from people fully mortgaging their homes through first and second mortgages and then incurring more credit card debt than they can afford, because of job loss or reduction in wages. Many also have not been able to sell their home at prices sufficient to pay off their loans and selling expenses because the home sale market has become soft. Greenville Federal attempts to minimize the effect of increasing foreclosures by requiring private mortgage insurance for any loan with an LTV in excess of 80%.
     Nonaccrual status is considered when a loan is more than 90 days delinquent, although placement on nonaccrual status may come earlier or later than 90 days.

     The following table reflects the amount of loans in a delinquent status as of the date indicated:

	At June 30,
	2007			2006
			Percent			Percent
	Number	Amount	of total loans	Number	Amount	of total loans
	(Dollars in thousands)
Loans delinquent for (1):
30 - 59 days	25	$1,055	1.18%	16	$668	0.78%
60 - 89 days	10	367	0.41	6	361	0.42
90 days and over	9	403	0.46	5	529	0.61

Total delinquent loans	44	$1,825	2.05%	27	$1,558	1.81%

(1)	The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.
The following table sets forth information with respect to Greenville Federal’s loans 90 days or more past due and other nonperforming assets at the date indicated.

	At June 30,
	2007	2006
	(Dollars in thousands)
Accruing loans greater than 90 days delinquent:
Real estate:
Residential	$399	$43
Nonresidential	—	—
Consumer	—	—

Total accruing loans greater than 90 days delinquent	399	43

Nonaccrual loans:
Real estate:
Residential (1)	63	484
Nonresidential	—	—
Consumer (1)	9	2

Total nonaccrual loans	72	486

Total nonperforming loans	471	529

Real estate owned	247	—

Total nonperforming assets	$718	$529

Total nonperforming loans as a percentage of total loans	0.53%	0.61%
Total nonperforming assets as a percentage of total assets	0.55%	0.40%
Allowance for loan losses as a percentage of nonperforming loans	122.93%	109.45%

(1)	As of June 30, 2007, the $63,000 amount listed is past due less than 90 days and $5,000 of consumer loans listed are less than 90 days past due.
     The gross interest income that would have been recorded during fiscal 2007, on nonaccrual loans if they had been current in accordance with their terms and outstanding throughout the period is $5,542. The amount of interest actually recorded on such loans during those periods was $4,336.

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
     Generally, Greenville Federal classifies as “substandard” all loans that are delinquent more than 90 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 90 days may also be classified if the loans have the characteristics described above rendering classification appropriate. At June 30, 2007, all nonperforming loans were included within the classified assets totals.
     The aggregate amount of Greenville Federal’s classified assets at the dates indicated were as follows:

	At June 30,
	2007	2006
	(In thousands)
Classified assets:
Substandard	$2,177	$984
Doubtful	—	—
Loss	18	3

Total classified assets	$2,195	$987

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
     The single largest component of Greenville Federal’s loan portfolio consists of one- to four-family residential real estate loans. If a borrower provides a down payment of less than 20%, Greenville Federal requires the borrower to purchase private mortgage insurance. In addition, most of these loans, as well as Greenville Federal’s multifamily and nonresidential real estate loans, are secured by property in Greenville Federal’s lending area. These lending practices have contributed to a low historical charge-off history. Greenville Federal has not experienced substantial charge-offs on consumer loans in the past two years. There can be no assurance that charge-offs on consumer loans will not continue to increase in the future.
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
     The following table sets forth an analysis of Greenville Federal’s allowance for loan losses for the periods indicated.

	Year ended June 30,
	2007	2006
	(Dollars in thousands)
Total gross loans outstanding	$89,234	$86,052
Average net loans outstanding	$85,263	$81,016

Allowance for loan losses
Balance at beginning of year	$579	$590

Charge-offs
Real estate:
Residential	—	—
Nonresidential	—	—
Consumer	(20)	(36)

Total charge-offs	(20)	(36)
Recoveries
Real estate:
Residential	—	—
Nonresidential	—	—
Consumer	—	—

Total recoveries	—	—

Net charge-offs	(20)	(36)

Provision for losses on loans	20	25

Balance at end of year	$579	$579

Ratio of allowance for loan losses as a percent of total loans outstanding	0.65%	0.67%

Ratio of net charge-offs to average loans outstanding during the period	0.02%	0.04%

     The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio, based primarily on Greenville Federal’s loss history, as adjusted for management’s assessment of current economic conditions in Greenville Federal’s lending area. This allocation is subject to change as and when the risk factors of each such component part change. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may be taken nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

	At June 30, 2007
	Amount	Percent of total allowance	Percent of gross loans
	(Dollars in thousands)
One- to four-family real estate	$504	87.0%	81.6%
Multifamily real estate	2	0.4	4.3
Nonresidential real estate	8	1.4	6.7
Commercial	28	4.8	3.9
Consumer	37	6.4	3.5

	$579	100.0%	100.0%

	At June 30, 2006
	Amount	Percent of total allowance	Percent of gross loans
	(Dollars in thousands)
One- to four-family real estate	$473	81.6%	82.0%
Multifamily real estate	8	1.4	4.6
Nonresidential real estate	16	2.8	4.9
Commercial	48	8.3	4.9
Consumer	34	5.9	3.6

	$579	100.0%	100.0%

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
     Mortgage-backed securities present less credit risk than loans originated and held in Greenville Federal’s portfolio. These securities were issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal National Mortgage Association (“Fannie Mae”) or an issuer whose securities are guaranteed as to principal and interest by the Government National Mortgage Association (“Ginnie Mae”). Freddie Mac and Fannie Mae are shareholder-owned companies, and they guarantee the securities they issue. Ginnie Mae is a U.S. Government agency. Greenville Federal has purchased some adjustable-rate mortgage-backed securities as part of its effort to reduce interest rate risk. If interest rates rise in general, including the interest Greenville Federal pays on its liabilities, the interest rates on the loans backing the mortgage-backed securities will also adjust upward. At June 30, 2007, $767,000 of Greenville Federal’s mortgage-backed securities had adjustable rates.
     The following table sets forth the carrying value and market value of Greenville Federal’s mortgage-backed securities at the dates indicated. All of such securities are designated as held to maturity.

	At June 30,
	2007		2006
	Carrying	Market	Carrying	Market
	value	value	value	value
	(In thousands)
Fannie Mae certificates	$1,436	$1,443	$1,807	$1,797
Ginnie Mae certificates	16	16	21	21
Freddie Mac certificates	232	233	344	346

Total mortgage- backed securities	$1,684	$1,692	$2,172	$2,164

     The following tables set forth information regarding scheduled maturities, amortized costs, market value and weighted-average yields of Greenville Federal’s mortgage-backed securities at June 30, 2007 and 2006. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayments penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At June 30, 2007
									Total mortgage-backed
	One year or less		After one to five years		After five to ten years		After ten years		portfolio
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Market	Average
	Value	yield	value	yield	value	yield	value	yield	value	value	yield
	(Dollars in thousands)
Fannie Mae certificates	$—	—%	$—	—%	$—	—%	$1,436	5.17%	$1,436	$1,443	5.17%
Ginnie Mae certificates	—	—	2	9.00	—	—	14	5.13	16	16	5.72
Freddie Mac certificates	—	—	14	7.57	165	6.34	53	6.60	232	233	6.47

Total	$—	—%	$16	7.80%	$165	6.34%	$1,503	5.22%	$1,684	$1,692	5.35%

	At June 30, 2006
									Total mortgage-backed
	One year or less		After one to five years		After five to ten years		After ten years		portfolio
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Market	Average
	value	yield	value	yield	value	yield	Value	yield	value	Value	yield
					(Dollars in thousands)
Fannie Mae certificates	$—	—%	$—	—%	$—	—%	$1,807	4.93%	$1,807	$1,797	4.93%
Ginnie Mae certificates	—	—	4	9.00	—	—	17	5.13	21	21	5.84
Freddie Mac certificates	—	—	27	7.46	20	5.95	297	5.31	344	346	5.54

Total	$—	—%	$31	7.65%	$20	5.95%	$2,121	4.99%	$2,172	$2,164	5.04%

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
The following table sets forth the composition of Greenville Federal’s investment securities at the dates indicated:

	At June 30,
	2007				2006
	Carrying	Percent	Market	Percent	Carrying	Percent	Market	Percent
	value	of total	value	of total	value	of total	value	of total
	(Dollars in thousands)
Held to maturity:
U.S. Government agency and sponsored entity securities	$11,000	39.2%	$10,828	38.9%	$17,000	51.2%	$16,555	50.5%
Municipal obligations	31	0.1	31	0.1	41	0.1	41	0.1

Total securities held to maturity	11,031	39.3	10,859	39.0	17,041	51.3	16,596	50.6
Available for sale:
Asset management fund	17,013	60.7	17,013	61.0	16,204	48.7	16,204	49.4

Total investment securities	$28,044	100.0%	$27,872	100.0%	$33,245	100.0%	$32,800	100.0%

     The following table sets forth the contractual maturities, carrying values, market values and average yields for Greenville Federal’s investment securities held to maturity at June 30, 2007.

	At June 30, 2007
	One year or less		After one to five years		After five to ten years		After ten years			Total Portfolio
									Weighted			Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	average life	Carrying	Market	average
	value	Yield	value	yield	value	yield	value	yield	in years	value	value	yield
	(Dollars in thousands)
U.S. Government agency and sponsored entity securities	$2,000	3.55%	$9,000	3.86%	$—	—%	$—	—%	0.50	$11,000	$10,828	3.80%

Municipal obligations	—	—	31	3.63	—	—	—	—	2.83	31	31	3.63

	$2,000	3.55%	$9,031	3.86%	$—	—%	$—	—%	1.26	$11,031	$10,859	3.80%

Deposits and borrowings
     General. Deposits have traditionally been the primary source of Greenville Federal’s funds for use in lending and other investment activities. In addition to deposits, Greenville Federal derives funds primarily from Federal Home Loan Bank of Cincinnati advances, interest payments and principal repayments on loans and mortgage-backed securities and service charges. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions.
     Deposits. Greenville Federal primarily attracts deposits from within its primary market area through the offering of a broad selection of deposit instruments, including savings accounts, checking accounts, money market deposit accounts and certificates of deposit. Greenville Federal offers individual retirement accounts (“IRAs”) and had $7.5 million in IRA accounts at June 30, 2007. Greenville Federal also participates in a bidding process for short-term public deposits through the Bid Ohio program. On the first Tuesday of each month, the Ohio Treasurer’s office sponsors an online auction for eligible Ohio state depository banks to bid on interim State funds. Such short-term deposits from the State of Ohio increased by $4.0 million to a total of $11.0 million at June 30, 2007, compared to $7.0 million at June 30, 2006. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management based on Greenville Federal’s liquidity requirements, growth goals and interest rates paid by competitors. Greenville Federal does not use brokers to attract deposits, and currently has no plans to use them in the future.
     At June 30, 2007, Greenville Federal’s certificates of deposit totaled $51.2 million, or 64.3% of total deposits. Of such amount, approximately $38.8 million mature within one year. Based on past experience and our prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Greenville Federal at maturity.

     The following table sets forth the dollar amount of deposits in the various types of savings programs Greenville Federal offers at the dates indicated.

	At June 30,
	2007		2006
		Percent		Percent
		of total		of total
	Amount	deposits	Amount	deposits
	(Dollars in thousands)
Transaction accounts:
Non-interest-bearing accounts	$4,248	5.3%	$4,153	5.3%
NOW accounts (1)	4,844	6.1	4,859	6.2
Money market accounts (2)	498	0.6	602	0.7
Savings accounts (3)	18,818	23.7	20,661	26.2

Total transaction accounts	28,408	35.7	30,275	38.4

Certificates of deposit:
1.01% - 2.00%	—	—	614	0.8
2.01% - 3.00%	3,005	3.8	11,610	14.7
3.01% - 4.00%	15,446	19.4	14,693	18.7
4.01% - 5.00%	15,112	18.9	21,210	26.9
Greater than 5.00%	17,662	22.2	380	0.5

Total certificates of deposit	51,225	64.3	48,507	61.6

Total deposits (4)	$79,633	100.0%	$78,782	100.0%

(1)	Greenville Federal’s weighted-average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At June 30, 2007 and 2006, the weighted-average rates on NOW accounts were 0.56% and 0.56%, respectively.

(2)	Greenville Federal’s weighted-average interest rate paid on money market accounts fluctuates with the general movement of interest rates. At June 30, 2007 and 2006, the weighted-average rates on money market accounts were 0.60%, and 0.60%, respectively.

(3)	Greenville Federal’s weighted-average rate on savings accounts fluctuates with the general movement of interest rates. The weighted-average interest rate on savings accounts was 1.08%, and 1.04%, at June 30, 2007 and 2006, respectively.

(4)	IRAs are included in the various certificates of deposit balances. IRAs totaled $7.5 million and $7.4 million as of June 30, 2007 and 2006, respectively.

     The following table presents the amount of Greenville Federal’s certificates of deposit of $100,000 or more by the time remaining until maturity as of June 30, 2007 and 2006.

	June 30, 2007		June 30, 2006
	Amount	Average interest rate	Amount	Average interest rate
	(Dollars in thousands)
3 months or less	$2,742	5.03%	$5,616	4.65%
Over 3 to 6 months	3,869	4.90	3,353	4.57
Over 6 to 12 months	6,678	5.08	559	3.94
Over 12 months	1,259	3.94	997	3.77

Total time deposits $100,000 or greater	$14,548	4.92%	$10,525	4.50%

     Borrowings. The Federal Home Loan Bank System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the Federal Home Loan Bank of Cincinnati, Greenville Federal is authorized to apply for advances from the Federal Home Loan Bank of Cincinnati, provided certain standards of credit-worthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for advances. The extent to which an association is eligible for such advances will depend upon whether it meets the “Qualified Thrift Lender Test” (the “QTL Test”). If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At June 30, 2007, Greenville Federal was in compliance with the QTL Test.
     Greenville Federal has obtained advances from the Federal Home Loan Bank of Cincinnati as set forth in the following table:

	At or for the
	year ended
	June 30,
	2007	2006
	(Dollars in thousands)
Average balance outstanding	$28,146	$30,621
Maximum amount outstanding at any month end during the year	31,215	32,193
Balance outstanding at end of year	26,125	28,177
Weighted-average interest rate during the year	4.83%	4.64%
Weighted-average interest rate at end of year	4.78%	4.81%
Subsidiaries
     Greenville Federal currently has no subsidiaries. The only subsidiary of Greenville Federal was Greenville Financial Service Corporation, which held stock in Intrieve, Incorporated, our data processor. In April 2005, Intrieve was acquired, entitling Greenville Financial Service Corporation to payment for its Intrieve stock. Upon payment of intercompany expenses and a dividend of the cash held by Greenville Financial Service Corporation to Greenville Federal, Greenville Financial Service Corporation was dissolved on June 30, 2006.

Personnel
     As of June 30, 2007, Greenville Federal had 35 full-time and 6 part-time employees. We believe that relations with the employees are good. The employees are not represented by a collective bargaining unit.
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
     In addition, the investment, lending and branching authority of Greenville Federal is prescribed by federal laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by certain types of collateral may not exceed specific amounts, except with approval of the Office of Thrift Supervision. Greenville Federal is in compliance with the noted restrictions. Federal savings institutions are generally authorized to branch nationwide. Greenville Federal is also required to obtain an independent audit on an annual basis.
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
     The capital regulations require tangible capital of at least 1.5% of adjusted total assets. In general, tangible capital consists of core capital less intangible assets. Core capital is comprised primarily of stockholders’ equity. At June 30, 2007, Greenville Federal had tangible capital of $13.9 million, or 10.7% of adjusted total assets, which is approximately $11.9 million above the minimum requirement of 1.5% of adjusted total assets.
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
     At June 30, 2007, Greenville Federal had core capital equal to $13.9 million, or 10.7% of adjusted total assets, which is $8.7 million above the 4.0% requirement.
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
     On June 30, 2007, Greenville Federal had total risk-based capital of $14.4 million and risk-weighted assets of $70.7 million, or total capital of 20.4% of risk-weighted assets. This amount was $8.8 million above the 8.0% requirement.
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
     The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on Greenville Federal may have a substantial adverse effect on its operations and profitability. At June 30, 2007, Greenville Federal met the standards for the highest level, a “well-capitalized” institution.
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
     GFFC is not subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends, but dividends from GFFC may depend, in part, upon receipt of dividends from Greenville Federal because GFFC has little income other than dividends from Greenville Federal, interest paid on the employee stock ownership plan loan, and earnings from the investment of the net proceeds from the offering retained by GFFC. Office of Thrift Supervision regulations limit distributions from Greenville Federal to GFFC. No insured depositary institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized. During fiscal 2007, Greenville Federal received OTS approval to make a capital distribution of $4.7 million to GFFC. The capital distribution was declared in June 2007 and paid in July 2007.
Liquidity
     All savings institutions, including Greenville Federal, are required to maintain sufficient liquidity to ensure a safe and sound operation.
Qualified thrift lender test
     All savings institutions, including Greenville Federal, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations and remain eligible for Federal Home Loan Bank advances. This test requires a savings institution either (a) to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis, or (b) to maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2007, Greenville Federal met the test at 89.1%, and has always met the test since its effectiveness.

Community Reinvestment Act
     Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Greenville Federal, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Greenville Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, Greenville Federal may be required to devote additional funds for investment and lending in its local community. We received an “outstanding” rating at the time of our most recent Community Reinvestment Act examination.
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
Federal Reserve System
     The Federal Reserve Board requires all depositary institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At June 30, 2007, Greenville Federal was in compliance with these reserve requirements.
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
     As a member, Greenville Federal is required to purchase and maintain stock in the Federal Home Loan Bank of Cincinnati. At June 30, 2007, Greenville Federal was in compliance with $1.9 million in Federal Home Loan Bank stock.
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
TAXATION
Federal income taxation
     General. GFFC and Greenville Federal will be subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion is intended only to summarize certain material federal income tax matters and is not a comprehensive description of the tax rules applicable to GFFC and Greenville Federal. For federal income tax purposes, Greenville Federal currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30. GFFC and Greenville Federal file a consolidated federal income tax return, using the accrual method of accounting and a tax year ending June 30.
     Bad debt reserves. In August of 1997, legislation was enacted that repealed the percentage of taxable income method of accounting for bad debts, which previously had been used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. As a result, Greenville Federal is required to use the experience method to compute its bad debt deduction.
     Taxable distributions and recapture. Pre-1988 earnings that were appropriated to the bad debt reserve of Greenville Federal and claimed as a tax deduction are not available for the payment of cash dividends or for distributions (including distributions made on dissolution or liquidation), unless Greenville Federal includes the amount in income, along with the amount deemed necessary to pay the resulting federal income tax. Retained earnings at June 30, 2007, included approximately $1.8 million appropriated to the bad debt reserve of Greenville Federal for which federal income taxes have not been paid. This reserve (base year and supplement) is not recaptured at this time but may be recaptured in the future.
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
     Net operating loss carryovers. A financial institution may carry net operating losses back to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2007, Greenville Federal had no net operating loss carryforwards for federal income tax purposes.
     Greenville Federal’s federal income tax returns for the tax years ended June 30, 2006, 2005, and 2004, are open under the statute of limitations and are subject to review by the Internal Revenue Service. Greenville Federal’s tax returns have not been examined by the Internal Revenue Service in the last five years.
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
Item 2. Description of Property
Properties
     The following table sets forth certain information at June 30, 2007, regarding the properties on which the main office and the branch office of Greenville Federal is located, as well as real property acquired for a possible future branch office. All properties are in good condition and in the opinion of management are adequately insured.

		Date acquired
Location	Owned or leased	or leased	Book value	Deposits
			(Dollars in thousands)
Main Office:
690 Wagner Avenue Greenville, Ohio	Owned	4/11/95	$1,645	$74,410

Branch:
Kroger Store 200 Lease Avenue	Leased (1)	8/11/00	—	5,223

Vacant Land:
State Rt. Alt. 49N Arcanum, Ohio	Owned	6/18/04	162	—

(1)	Greenville Federal and Kroger Limited Partnership I signed banking services license modification agreement No. 2 that extended the term of the renewal option to October 26, 2010, from October 26, 2007. The rental fee currently is $4,000 per month. Starting October 27, 2007, the rental fee will be $4,300 per month through October 26, 2010.
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
PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
     (a)The information contained in the Greenville Federal Financial Corporation 2007 Annual Report to Stockholders (the “Annual Report”) under the caption “Market Price of GFFC’s Common Stock and Related Stockholder Matters” is incorporated herein by reference. At August 31, 2007, GFFC had approximately 389 stockholders of record.
The following table sets forth the (a) number of shares of GFFC common stock issuable upon exercise of outstanding stock options, (b) the weighted average exercise price of those stock options, and (c) the number of shares of GFFC common stock remaining for future issuance at June 30, 2007, excluding shares issuable upon exercise of outstanding stock options, under the Greenville Federal Financial Corporation 2006 Equity Plan (the “Equity Plan”). The Equity Plan was approved by the GFFC stockholders in 2006.

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of		future issuance under
	securities		equity compensation
	to be issued upon	Weighted-average	plans (excluding
	exercise of	exercise price of	securities
Plan Category	outstanding options	outstanding options	reflected in column (a)
Equity compensation plans approved by security holders	74,800	$9.45	57,170 (1)

Equity compensation plans not approved by security holders	—	—	—

Total	74,800	$9.45	57,170 (1)

(1)	The Equity Plan authorizes the award of options to purchase 112,622 shares of GFFC common stock, and options to purchase 74,800 shares have been awarded. As of September 14, 2007, no options have yet been exercised. The Equity Plan also authorizes the award of 45,048 retention shares, of which 25,700 shares have been awarded. The retention shares awarded were purchased on the over-the-counter market by the trust established pursuant to the Equity Plan. Retention shares may be purchased on the over-the-counter market or directly from GFFC. The 57,170 shares indicated as available for future issuance include 37,822 shares that still may be issued upon the exercise of options not yet awarded and 19,348 shares that may be issued as retention shares.

(b)	Not applicable

(c)	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Maximum
			Total Number of	Number of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
4/1 to 4/30/2007	—	$—	—	—

5/1 to 5/31/2007	16,500	9.83	16,500	19,745

6/1 to 6/30/2007	—	—	—	—

Total	16,500	$9.83	16,500	19,745

(1)	On October 31, 2006, stockholders of the Corporation approved the Greenville Federal Financial Corporation 2006 Equity Plan. As permitted by the 2006 Equity Plan, the Greenville Federal Financial Corporation 2006 Equity Plan Trust may purchase up to 45,048 shares of Corporation common stock either on the open market, in privately negotiated transactions or from the Corporation for retention shares to be awarded pursuant to the Equity Plan. All 16,500 shares indicated above were purchased by the 2006 Equity Plan Trust.
Item 6. Management’s Discussion and Analysis or Plan of Operation.
     The information contained in the Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.
Item 7. Financial Statements.
     The Consolidated Financial Statements appearing in the Annual Report, including the report of BKD LLP dated September 17, 2007, are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors

Greenville Federal Financial Corporation
We have audited the accompanying consolidated statement of financial condition of Greenville Federal Financial Corporation (successor-in-interest to Greenville Federal Savings and Loan Association) as of June 30, 2006, and the related consolidated statement of earnings, comprehensive income (loss), stockholders’ equity and cash flows for the year ended June 30, 2006. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we do not express such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenville Federal Financial Corporation as of June 30, 2006, and the results of its operations and its cash flows for the year ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

Cincinnati, Ohio
September 12, 2006

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
          The information contained in the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders of GFFC (the “Proxy Statement”) under the captions “Election of Directors and Board Information,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
          GFFC has adopted a Code of Ethics applicable to all officers, directors and employees that complies with SEC requirements. A copy of GFFC’s Code of Ethics is included on Greenville Federal’s website at www.greenvillefederal.com. Any amendment to the Code of Ethics or waiver of a provision of the Code of Ethics that applies to GFFC’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be posted on Greenville Federal’s website.
Item 10. Executive Compensation.
          The information contained in the Proxy Statement under the caption “Compensation of Directors and Executive Officers” is incorporated herein by reference.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The information contained in the Proxy Statement under the caption, “Voting Securities and Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.
          The information contained in the Proxy Statement under the caption “Compensation of Directors and Executive Officers — Certain transactions with Greenville Federal” is incorporated herein by reference.
Item 13. Exhibits.

3.1	Federal Stock Charter

3.2	Federal Stock Bylaws

10.1	Employment Agreement for David M. Kepler (Replaced)

10.2	Employment Agreement for David M. Kepler (Current)

10.3	Employment Agreement for Susan J. Allread (Replaced)

10.4	Employment Agreement for Susan J. Allread (Current)

10.5	Greenville Federal Financial Corporation 2006 Equity Plan

10.6	Form of Greenville Federal Financial Corporation 2006 Equity Plan Award Agreement

13	2007 Annual Report to Stockholders (the following parts of which are incorporated herein by reference: “Market Price of GFFC’s Common Stock and Related Stockholder Matters,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Consolidated Financial Statements)

16	Letter from Grant Thornton LLP

20	Proxy Statement for 2007 Annual Meeting of Stockholders

21	Subsidiaries

23.1	Consent of BKD LLP

23.2	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Date: September 26, 2007

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Feltman	/s/ David M. Kepler

David Feltman	David M. Kepler
Director	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 26, 2007	Date: September 26, 2007

/s/ George S. Luce, Jr.	/s/ Richard J. O’Brien

George S. Luce, Jr.	Richard J. O’Brien
Director	Director

Date: September 26, 2007	Date: September 26, 2007

/s/ Eunice F. Steinbrecher	/s/ James W. Ward

Eunice F. Steinbrecher	James W. Ward
Director	Director, Chairman of the Board

Date: September 26, 2007	Date: September 26, 2007

/s/ David R. Wolverton	/s/ Susan J. Allread

David R. Wolverton	Susan J. Allread
Director	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: September 26, 2007	Date: September 26, 2007

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter	Incorporated by reference to the Registration Statement on Form 8-A (the “Form 8-A”) filed by the Registrant with the Securities and Exchange Commission (the “SEC”) on December 14, 2005, Exhibit 2

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws	Incorporated by reference to the Form 8-A filed by the Registrant with the SEC on December 14, 2005, Exhibit 3

10.1	Employment Agreement for David M. Kepler (Replaced)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on January 19, 2006

10.2	Employment Agreement for David M. Kepler (Current)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on September 21, 2006

10.3	Employment Agreement for Susan J. Allread (Replaced)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on January 19, 2006

10.4	Employment Agreement for Susan J. Allread (Current)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on September 21, 2006

10.5	Greenville Federal Financial Corporation 2006 Equity Plan	Incorporated by reference to Exhibit A to Proxy Statement filed by the Registrant with the SEC on September 27, 2006

10.6	Form of Greenville Federal Financial Corporation 2006 Equity Plan Award Agreement	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K fled by the Registrant with the SEC on November 2, 2006

13	Greenville Federal Financial Corporation 2007 Annual Report to Stockholders	Included herewith

16	Letter from Grant Thornton LLP	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed by the Registrant on July 11, 2007

EXHIBIT
NUMBER	DESCRIPTION
20	Proxy Statement for 2007 Annual Meeting of Stockholders	Incorporated by reference to the Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days after the end of the fiscal year

21	Subsidiaries	Included herewith

23.1	Consent of BKD LLP	Included herewith

23.2	Consent of Grant Thornton LLP	Included herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith