Form 10QSB
period 2007-09-30
Greenville Federal Financial CORP
filed 2007-11-06
CIK 1330365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 1, 2007, 2,298,411 shares of the small business issuer’s common stock, $0.01 par value, were issued and outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐      No ☑

ITEM 1. FINANCIAL STATEMENTS
GREENVILLE FEDERAL FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	June 30,
	2007	2007
ASSETS	(Unaudited)

Cash and due from banks	$2,141	$2,030
Interest-bearing deposits in other financial institutions	1,301	1,497

Cash and cash equivalents	3,442	3,527

Investment securities designated as available for sale — at market	17,223	17,013
Investment securities designated as held to maturity — at amortized cost	10,029	11,031
Mortgage-backed securities designated as held to maturity — at amortized cost	1,545	1,684
Loans receivable — net of allowance for loan losses of $571 and $579 at September 30, 2007 and June 30, 2007, respectively	87,790	87,413
Office premises and equipment — at depreciated cost	1,990	2,022
Real estate acquired through foreclosure	247	247
Stock in Federal Home Loan Bank — at cost	1,925	1,925
Cash surrender value of life insurance	3,887	3,849
Accrued interest receivable on loans	458	442
Accrued interest receivable on mortgage-backed securities	8	9
Accrued interest receivable on investment securities and other	153	99
Prepaid expenses and other assets	331	447

Total assets	$129,028	$129,708

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$79,618	$79,633
Advances from the Federal Home Loan Bank	25,565	26,125
Advances by borrowers for taxes and insurance	289	382
Accrued interest payable	245	333
Other liabilities	408	387
Deferred federal income taxes	84	104

Total liabilities	106,209	106,964

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock — authorized 1,000,000 shares, $.01 par value; no shares issued	—	—
Common stock — authorized 8,000,000 shares, $.01 par value; 2,298,411 shares issued and outstanding	23	23
Additional paid-in capital	9,145	9,145
Retained earnings — restricted	14,723	14,636
Shares acquired by Employee Stock Ownership Plan	(721)	(721)
Accumulated comprehensive loss — unrealized losses on securities designated as available for sale, net of related tax benefits	(351)	(339)

Total stockholders’ equity	22,819	22,744

Total liabilities and stockholders’ equity	$129,028	$129,708

See notes to consolidated financial statements.

GREENVILLE FEDERAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended September 30, 2007 and 2006
(In thousands, except per share data)
(Unaudited)

	2007	2006
Interest income
Loans	$1,510	$1,418
Mortgage-backed securities	24	28
Investment securities	334	342
Interest-bearing deposits and other	51	51

Total interest income	1,919	1,839

Interest expense
Deposits	614	548
Borrowings	324	340

Total interest expense	938	888

Net interest income	981	951

Provision for losses on loans	—	2

Net interest income after provision for losses on loans	981	949

Other income
Customer service charges	154	131
Other operating	61	60

Total other income	215	191

General, administrative and other expense
Employee compensation and benefits	524	496
Occupancy and equipment	91	102
Franchise taxes	59	57
Data processing	126	110
Advertising	18	20
Other operating	156	160

Total general, administrative and other expense	974	945

Income before income taxes	222	195

Federal income taxes
Current	77	67
Deferred	(14)	(13)

Total federal income taxes	63	54

NET INCOME	$159	$141

Earnings per share — basic and diluted	$0.07	$0.06

Dividends declared per share	$0.07	$0.07

See notes to consolidated financial statements.

GREENVILLE FEDERAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended September 30, 2007 and 2006
(In thousands)
(Unaudited)

	2007	2006
Net income	$159	$141

Other comprehensive income, net of related tax effects:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(6) and $23 for the periods ended September 30, 2007 and 2006, respectively	(12)	45

Comprehensive income	$147	$186

Accumulated comprehensive loss	$(351)	$(270)

See notes to consolidated financial statements.

GREENVILLE FEDERAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2007 and 2006
(In thousands)
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income for the period	$159	$141
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of premiums and discounts on investment and mortgage-backed securities — net	(1)	—
Amortization of deferred loan origination fees	(48)	(24)
Depreciation and amortization	32	40
Amortization of mortgage servicing rights	9	8
Provision for losses on loans	—	2
Federal Home Loan Bank stock dividends	—	(27)
Increase in cash surrender value of life insurance	(38)	(35)
(Decrease) increase in cash due to changes in:
Accrued interest receivable on loans	(16)	(13)
Accrued interest receivable on mortgage-backed securities	1	1
Accrued interest receivable on investment securities and other	(54)	(13)
Prepaid expenses and other assets	40	58
Accrued interest payable	(88)	25
Other liabilities	11	69
Federal income taxes
Current	77	67
Deferred	(14)	(13)

Net cash provided by operating activities	70	286

Cash flows from investing activities:
Purchases of investment securities designated as available for sale	(228)	(201)
Proceeds from maturity of investment securities designated as held to maturity	1,002	1,003
Proceeds from repayment of mortgage-backed securities	140	91
Loan principal repayments	3,376	2,983
Loan disbursements	(3,705)	(5,338)
Purchase of office premises and equipment	—	(46)

Net cash provided by (used in) investing activities	585	(1,508)

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	(15)	508
Proceeds from Federal Home Loan Bank advances	10,500	8,500
Repayment of Federal Home Loan Bank advances	(11,060)	(7,665)
Advances by borrowers for taxes and insurance	(93)	(86)
Dividends paid on common stock	(72)	(73)

Net cash (used in) provided by financing activities	(740)	1,184

Decrease in cash and cash equivalents	(85)	(38)

Cash and cash equivalents at beginning of period	3,527	3,254

Cash and cash equivalents at end of period	$3,442	$3,216

See notes to consolidated financial statements.

GREENVILLE FEDERAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the three months ended September 30, 2007 and 2006
(In thousands)
(Unaudited)

	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$1,026	$863

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$—	$499

Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$(12)	$45

See notes to consolidated financial statements.

GREENVILLE FEDERAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-month periods ended September 30, 2007 and 2006
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
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GFFC included in the Form 10-KSB as of and for the year ended June 30, 2007. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year.
2. Principles of Consolidation
The consolidated financial statements include the accounts of GFFC and Greenville Federal. All significant intercompany balances and transactions have been eliminated in consolidation.
3. Earnings Per Share
Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year, less 72,054 and 81,088 shares as of September 30, 2007 and 2006, respectively, in the Corporation’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released.

GREENVILLE FEDERAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three-month periods ended September 30, 2007 and 2006
3. Earnings Per Share (continued)
Weighted-average common shares deemed outstanding totaled 2,226,357 and 2,217,323 for the three months ended September 30, 2007 and 2006, respectively.
Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 2,226,357 for the three-month period ended September 30, 2007. There were 74,800 options that were excluded from the computation of diluted earnings per share for the three-month period ended September 30, 2007, because their exercise price was greater than the average fair value. At September 30, 2006, the Corporation had no dilutive or potentially dilutive securities.
4. Recent Accounting Developments
In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140,” to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:
•	Separately recognize financial assets as servicing assets or servicing liabilities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts;

•	Separately present servicing assets and liabilities subsequently measured at fair value in the statement of financial condition and additional disclosures for all separately recognized servicing assets and servicing liabilities; and

•	Initially measure all separately recognized servicing assets and liabilities at fair value, if practicable.
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
SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, or July 1, 2007 as to the Corporation, with earlier application permitted. The Corporation adopted SFAS No. 156, effective July 1, 2007, as required, without material effect on the Corporation’s statements of financial condition or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. SFAS No. 157 clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, SFAS No. 157 establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or July 1, 2008 as to the Corporation, and interim periods within that fiscal year. The adoption of SFAS No. 157 is not expected to have a material adverse effect on the Corporation’s financial condition or results of operations.

GREENVILLE FEDERAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three-month periods ended September 30, 2007 and 2006
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or July 1, 2008 as to the Corporation, and interim periods within that fiscal year. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The Corporation is currently evaluating the impact the adoption of SFAS No. 159 will have on the financial statements.
5. Stock-Based Compensation Plan
The Greenville Federal Financial Corporation 2006 Equity Plan (the “Plan”), which was approved by shareholders on October 31, 2006, permits the grant of options to purchase shares of the Corporation’s common stock to its directors and employees for up to 112,622 shares. This Plan is intended to foster and promote the long-term financial success of the Corporation and to increase stockholder value by [1] providing employees and directors an opportunity to acquire an ownership interest in the Corporation and [2] enabling the Corporation to attract and retain the services of outstanding employees and directors upon whose judgment, interest and special efforts the successful conduct of the Corporation’s business is largely dependent. Option awards are generally granted with an exercise price equal to the market price of the Corporation’s stock at the date of grant; those option awards generally vest based on five years of continuous service and have ten-year contractual terms. Upon a change in control of the Corporation, each option will be treated as provided in a separate written agreement with the option holder or if no such agreement exists, will be cancelled in exchange for either cash or the merger or acquisition consideration, as provided in the merger or acquisition agreement. The Corporation granted stock option awards for 74,800 shares on June 29, 2007.
The fair value of the option awards was estimated on the date of grant using the Black-Scholes valuation model. Specifically, the model incorporated a stock market price at the grant date of $7.06 per share, which adjusts the market price of the stock for the effect of dividend payments of $0.28 per share annually over the expected life of the option. The option exercise price equaled $9.45 per share and the estimated time remaining before the expiration of the options equaled 10 years. The risk-free rate of return equaled 5.03%, which was based on the constant maturity yield of a U.S. Treasury note with a fixed-rate term of ten years. Expected volatility of 8.10% was derived from GFFC’s historical trading data through June 29, 2007 for the length of time that GFFC has been a public company.
Based on the foregoing assumptions, the value of the Corporation’s stock options granted on June 29, 2007 equaled $1.53 per share.
The Corporation recognized expense of $6,000 for stock option awards for the quarter ended September 30, 2007.
As of September 30, 2007, there was approximately $108,000 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next five fiscal years at approximately $23,000 per year.
The shares of the stock to be delivered under the Plan may consist, in whole or in part, of treasury stock or authorized but unissued shares not reserved for any other purpose; provided, however, that the use of shares purchased in the secondary market will be limited to such repurchases as are permitted by applicable regulations of the Office of Thrift Supervision.

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
Critical Accounting Policies
There were no material changes to the Corporation’s critical accounting policies which were disclosed in the Corporation’s Form 10-KSB filing as of June 30, 2007.
Discussion of Financial Condition Changes from June 30, 2007 to September 30, 2007
The Corporation’s assets totaled $129.0 million at September 30, 2007, a decrease of $680,000, or 0.5%, from the $129.7 million total at June 30, 2007. The decrease in assets resulted primarily from a decrease in investment securities, partially offset by an increase in loans receivable.
Cash and cash equivalents decreased by $85,000, or 2.4%, over the three-month period ended September 30, 2007. Investment securities and mortgage-backed securities totaled $28.8 million at September 30, 2007, a decrease of $931,000, or 3.1%, from the total at June 30, 2007. The decrease was comprised of maturities and repayments on investment and mortgage-backed securities of $1.1 million, partially offset by reinvestment of dividends on the asset management fund.
Loans receivable totaled $87.8 million at September 30, 2007, compared to $87.4 million at June 30, 2007, an increase of $377,000, or 0.4%. The increase was primarily attributable to $179,000 of growth in consumer loans and $153,000 in commercial loans. Loan disbursements during the period totaling $3.7 million were partially offset by principal repayments of $3.4 million. Nonresidential real estate, multi-family residential real estate and commercial lending generally involves a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. Greenville Federal endeavors to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation. The majority of these loans have been made to existing customers. Management intends to pursue a moderate rate of growth in the nonresidential and commercial loan portfolios, but is committed to retaining its historical focus on one- to four-family residential lending.

GREENVILLE FEDERAL FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATIONS (CONTINUED)
Discussion of Financial Condition Changes from June 30, 2007 to September 30, 2007 (continued)
The allowance for loan losses totaled $571,000 at September 30, 2007, a decrease of $8,000, or 1.4%, from the June 30, 2007 balance of $579,000, and represented 0.64% and 0.65% of total loans at those respective dates. Greenville Federal’s nonperforming loans totaled $489,000 and $471,000 at September 30, 2007 and June 30, 2007, respectively. In determining the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and nonresidential loans are evaluated individually for potential impairment. Second, the allowance for loan losses is evaluated using Greenville Federal’s historic loss experience, adjusted for changes in economic trends in Greenville Federal’s lending area, by applying these adjusted loss percentages to the loan types to be evaluated collectively in the portfolio. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at September 30, 2007. Although management believes that the allowance for loan losses at September 30, 2007, was adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect Greenville Federal’s results of operations.
Deposits totaled $79.6 million at both September 30, 2007, and at June 30, 2007. Greenville Federal participates in a bidding process for short-term public deposits through the Bid Ohio program. On the first Tuesday of each month, the Ohio Treasurer’s office sponsors an online auction for eligible Ohio state depository banks to bid on interim State funds. Such short-term deposits from the State of Ohio totaled $11.0 million at both September 30, 2007 and June 30, 2007.
Advances from the Federal Home Loan Bank totaled $25.6 million at September 30, 2007, a decrease of $560,000, or 2.1%, compared to June 30, 2007. The decrease was the result of funds from maturing investment securities being used to pay off advances.
Shareholders’ equity totaled $22.8 million at September 30, 2007, an increase of $75,000, or 0.3%, over the $22.7 million total at June 30, 2007. The increase resulted from net income of $159,000 for the three months ended September 30, 2007, which was partially offset by an increase in the unrealized losses on securities designated as available for sale of $12,000 and by dividends paid on common stock of $72,000.
Greenville Federal is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2007, Greenville Federal’s regulatory capital continued to substantially exceed all minimum regulatory capital requirements.

GREENVILLE FEDERAL FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATIONS (CONTINUED)
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2007 and 2006
General
The Corporation recorded net income of $159,000 for the three months ended September 30, 2007, an increase of $18,000, or 12.8%, compared to net earnings of $141,000 for the same period in 2006. The increase was due primarily to an increase in net interest income after provision for losses on loans of $32,000 and an increase of $24,000 in other income, which were partially offset by a $29,000 increase in general, administrative and other expense and a $9,000 increase in federal income taxes.
Net Interest Income
Interest income totaled $1.9 million for the three months ended September 30, 2007, an increase of $80,000, or 4.4%, compared to the three months ended September 30, 2006. Interest income on loans increased by $92,000, or 6.5%, due primarily to a $3.8 million increase in the average balance of loans outstanding, coupled with an increase in the weighted-average yield on loans from 6.75% in the 2006 three-month period to 6.88% in the 2007 three-month period. Interest income on investment securities decreased by $8,000, or 2.3%, due primarily to a $5.2 million decrease in the average balance outstanding, partially offset by an increase in the weighted-average yield on such securities from 4.19% in the 2006 three-month period to 4.85% in the 2007 three-month period. The increase in yields was due primarily to an overall increase in interest rates in the economy. The increase in loans receivable was comprised primarily of growth in one- to four-family residential real estate loans and non-residential real estate loans.
Interest expense totaled $938,000 for the three months ended September 30, 2007, an increase of $50,000, or 5.6%, compared to the three months ended September 30, 2006. This increase was a result of an increase in the weighted-average cost of funds to 3.70% for the three months ended September 30, 2007, from 3.43% for the three months ended September 30, 2006, which was partially offset by a $2.2 million decrease in the average balance of interest-bearing liabilities outstanding year to year.
As a result of the foregoing changes in interest income and interest expense, net interest income increased by $30,000, or 3.2%, compared to the same period in 2006. The interest rate spread increased to 2.70% for the three months ended September 30, 2007, compared to 2.60% for the three months ended September 30, 2006. The net interest margin increased to 3.27% for the three months ended September 30, 2007, from 3.12% for the three months ended September 30, 2006.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to maintain the total allowance for loan losses at a level calculated by management based on historical experience, the volume and type of lending conducted by Greenville Federal, the status of past due principal and interest payments and management’s assessment of economic factors in Greenville Federal’s lending area that may affect the collectibility of Greenville Federal’s loan portfolio. Management did not record a provision for losses on loans for the three months ended September 30, 2007, compared to $2,000 for the three months ended September 30, 2006. The allowance for loan losses totaled $571,000 at September 30, 2007, compared to $579,000 at June 30, 2007. Greenville Federals nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $489,000 at September 30, 2007, an increase of $18,000 compared to June 30, 2007. Management believes all nonperforming loans are adequately collateralized; however, there can be no assurance that the allowance for loan losses will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.

GREENVILLE FEDERAL FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATIONS (CONTINUED)
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2007 and 2006 (continued)
Other Income
Other income totaled $215,000 for the three months ended September 30, 2007, an increase of $24,000, or 12.6%, compared to the same quarter in 2006. This increase was due primarily to an increase in customer service charges of $23,000, or 17.6%.
General, Administrative and Other Expense
General, administrative and other expense totaled $974,000 for the three months ended September 30, 2007, an increase of $29,000, or 3.1%, compared to the same quarter in 2006. The increase in general, administrative and other expense was due primarily to a $28,000, or 5.6%, increase in employee compensation and benefits and a $16,000, or 14.5%, increase in data processing expense, which were partially offset by an $11,000, or 10.8%, decrease in occupancy and equipment expense. The increase in employee compensation and benefits was due primarily to expense recognized for stock benefit plans, comprised of $6,000 for stock options granted and $12,000 for restricted stock awards. The stock awards were made on June 29, 2007, so there was no such expense in the quarter ended September 30, 2006.
Federal Income Taxes
The provision for federal income taxes totaled $63,000 for the three months ended September 30, 2007, an increase of $9,000, or 16.7%, compared to the same quarter in 2006. The increase resulted primarily from a $27,000, or 13.8%, increase in pre-tax earnings year to year. The effective tax rate was 28.4% for the three months ended September 30, 2007, compared to 27.7% for the three months ended September 30, 2006. The effective tax rate in both fiscal quarters was less than the statutory tax rate of 34% due primarily to the non-taxable earnings on bank-owned life insurance.
ITEM 3: Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Registrant have evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of September 30, 2007, and have concluded that the disclosure controls and procedures in place at September 30, 2007, were effective.
There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

GREENVILLE FEDERAL FINANCIAL CORPORATION
Date: November 6, 2007	By:	/s/David M. Kepler
David M. Kepler
President and Chief Executive Officer

Date: November 6, 2007	By:	/s/Susan J. Allread
Susan J. Allread
Chief Financial Officer

INDEX TO EXHIBITS

3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter (Incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2006)

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2006)

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002