Form 10-Q
period 2007-12-31
Greenville Federal Financial CORP
filed 2008-02-13
CIK 1330365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐                      Non-accelerated filer ☐                      Smaller reporting company ☑
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 12, 2008, 2,298,411 shares of the small business issuer’s common stock, $0.01 par value, were issued and outstanding.

Greenville Federal Financial Corporation

ITEM 1. Financial Statements
Greenville Federal Financial Corporation
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2007	June 30, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$2,073	$2,030
Interest-bearing deposits in other financial institutions	1,165	1,497

Cash and cash equivalents	3,238	3,527

Investment securities designated as available for sale — at market	17,463	17,013
Investment securities designated as held to maturity — at amortized cost	9,026	11,031
Mortgage-backed securities designated as held to maturity — at amortized cost	1,485	1,684
Loans receivable — net of allowance for loan losses of $558 and $579 at December 31, 2007 and June 30, 2007, respectively	88,622	87,413
Office premises and equipment — at depreciated cost	1,958	2,022
Real estate acquired through foreclosure	247	247
Stock in Federal Home Loan Bank — at cost	1,925	1,925
Cash surrender value of life insurance	3,926	3,849
Accrued interest receivable on loans	460	442
Accrued interest receivable on mortgage-backed securities	8	9
Accrued interest receivable on investment securities and other	84	99
Prepaid expenses and other assets	261	447

Total assets	$128,703	$129,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$77,758	$79,633
Advances from the Federal Home Loan Bank	26,810	26,125
Advances by borrowers for taxes and insurance	455	382
Accrued interest payable	260	333
Other liabilities	508	387
Accrued federal income taxes	100	—
Deferred federal income taxes	67	104

Total liabilities	105,958	106,964

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock — authorized 1,000,000 shares, $.01 par value; no shares issued	—	—
Common stock — authorized 8,000,000 shares of $.01 par value; 2,298,411 shares issued and outstanding	23	23
Additional paid-in capital	8,962	9,145
Retained earnings — restricted	14,820	14,636
Shares acquired by Employee Stock Ownership Plan	(721)	(721)
Accumulated comprehensive loss — unrealized losses on securities designated as available for sale, net of related tax effects	(339)	(339)

Total stockholders’ equity	22,745	22,744

Total liabilities and stockholders’ equity	$128,703	$129,708

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Income
(In thousands, except share data)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Interest income
Loans	$1,531	$1,458	$3,041	$2,876
Mortgage-backed securities	23	27	47	55
Investment securities	310	348	644	690
Interest-bearing deposits and other	53	50	104	101

Total interest income	1,917	1,883	3,836	3,722

Interest expense
Deposits	625	555	1,239	1,103
Borrowings	305	358	629	698

Total interest expense	930	913	1,868	1,801

Net interest income	987	970	1,968	1,921

Provision for losses on loans	—	8	—	10

Net interest income after provision for losses on loans	987	962	1,968	1,911

Other income
Customer service charges	161	147	315	278
Other operating	69	59	130	119

Total other income	230	206	445	397

General, administrative and other expense
Employee compensation and benefits	517	518	1,041	1,014
Occupancy and equipment	95	97	186	199
Franchise taxes	58	38	117	95
Data processing	129	109	255	219
Advertising	15	20	33	40
Other operating	166	180	322	340

Total general, administrative and other expense	980	962	1,954	1,907

Income before income taxes	237	206	459	401

Federal incomes taxes
Current	90	51	167	118
Deferred	(23)	7	(37)	(6)

Total federal income taxes	67	58	130	112

NET INCOME	$170	$148	$329	$289

Earnings per share — basic and diluted	$0.08	$0.07	$0.15	$0.13

Dividends declared per share	$0.07	$0.07	$0.14	$0.14

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net income	$170	$148	$329	$289

Other comprehensive income (losses), net of related tax benefits:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $6, $(12), $0 and $11 for the respective periods	12	(23)	—	22

Comprehensive income	$182	$125	$329	$311

Accumulated comprehensive loss	$(339)	$(293)	$(339)	$(293)

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Cash Flows
For the six months ended December 31, 2007 and 2006
(In thousands)
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net income for the period	$329	$289
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of premiums and discounts on investments and mortgage-backed securities — net	(1)	—
Amortization of deferred loan origination fees	(17)	(28)
Depreciation and amortization	64	75
Amortization of mortgage servicing rights	14	19
Provision for losses on loans	—	10
Federal Home Loan Bank stock dividends	—	(56)
Increase in cash surrender value of life insurance	(77)	(72)
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	(18)	(15)
Accrued interest receivable on mortgage-backed securities	1	1
Accrued interest receivable on investment securities and other	15	4
Prepaid expenses and other assets	172	7
Accrued interest payable	(73)	48
Other liabilities	121	47
Federal income taxes
Current	100	(14)
Deferred	(37)	(6)

Net cash provided by operating activities	593	309

Cash flows used in investing activities:
Purchases of investment securities designated as available for sale	(450)	(413)
Proceeds from maturity of investment securities designated as held to maturity	2,005	2,005
Proceeds from repayment of mortgage-backed securities	200	194
Loan principal repayments	6,420	8,005
Loan disbursements	(7,612)	(10,607)
Purchase of office equipment	—	(46)
Proceeds from sale of real estate acquired through foreclosure	—	499

Net cash provided by (used in) investing activities	563	(363)

Net cash provided by (used in) operating and investing activities (balance carried forward)	1,156	(54)

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Cash Flows (Continued)
For the six months ended December 31, 2007 and 2006
(In thousands)
(Unaudited)

	2007	2006

Net cash provided by (used in) operating and investing activities (balance brought forward)	$1,156	$(54)

Cash flows provided by financing activities:
Net increase (decrease) in deposit accounts	(1,875)	24
Proceeds from Federal Home Loan Bank advances	18,500	19,000
Repayments of Federal Home Loan Bank advances	(17,815)	(18,464)
Advances by borrowers for taxes and insurance	73	70
Shares acquired by 2006 Equity Plan	(183)	—
Dividends on common stock	(145)	(145)

Net cash provided by (used in) financing activities	(1,445)	485

Net increase (decrease) in cash and cash equivalents	(289)	431

Cash and cash equivalents at beginning of period	3,527	3,254

Cash and cash equivalents at end of period	$3,238	$3,685

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$1,941	$1,753

Federal income taxes	$—	$133

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$—	$811

Unrealized gains on securities designated as available for sale, net of related tax effects	$—	$22

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
For the six- and three-month periods ended December 31, 2007 and 2006
Note 1: Basis of Presentation
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
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GFFC included in the Form 10-KSB as of and for the year ended June 30, 2007. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six-month and three-month periods ended December 31, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year.
Note 2: Principles of Consolidation
The consolidated financial statements include the accounts of GFFC and Greenville Federal. All significant intercompany balances and transactions have been eliminated in consolidation.
Note 3: Earnings Per Share
Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year, less 69,804 and 81,088 weighted-average shares as of December 31, 2007 and 2006, respectively, in the Corporation’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements (Continued)
For the six- and three-month periods ended December 31, 2007 and 2006
Weighted-average common shares deemed outstanding totaled 2,215,358 and 2,217,323 for the three months ended December 31, 2007 and 2006, respectively. Weighted-average common shares deemed outstanding totaled 2,220,857 and 2,217,323 for the six months ended December 31, 2007 and 2006, respectively.
Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 2,215,358 and 2,220,857 for the three-month and six-month periods ended December 31, 2007, respectively. There were 74,800 options that were excluded from the computation of diluted earnings per share for the three-month and six-month periods ended December 31, 2007, because their exercise price was greater than the average fair value. At December 31, 2006, the Corporation had no dilutive or potentially dilutive securities.
Note 4: Recent Accounting Developments
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

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements (Continued)
For the six- and three-month periods ended December 31, 2007 and 2006
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or July 1, 2008 as to the Corporation, and interim periods within that fiscal year. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The Corporation is currently evaluating the impact the adoption of SFAS No. 159 will have on the financial statements.
Note 5: Stock-Based Compensation Plan
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
Based on the foregoing assumptions, the fair value of the Corporation’s stock options granted on June 29, 2007 equaled $1.53 per share.
The Corporation recognized expense of $11,000 and $6,000 for stock option awards for the six months and three months ended December 31, 2007, respectively.
As of December 31, 2007, there was approximately $103,000 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next five fiscal years at approximately $23,000 per year.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements (Continued)
For the six- and three-month periods ended December 31, 2007 and 2006
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

Greenville Federal Financial Corporation
ITEM 2.                                                Management’s Discussion and Analysis of Financial Condition
and Results of Operations
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
Discussion of Financial Condition Changes from June 30, 2007 to December 31, 2007
The Corporation’s assets totaled $128.7 million at December 31, 2007, a decrease of $1.0 million, or 0.8%, from the $129.7 million total at June 30, 2007. The decrease in assets resulted primarily from a decrease in investment securities, partially offset by an increase in loans receivable.
Cash and cash equivalents decreased by $289,000, or 8.2%, over the six-month period ended December 31, 2007. Investment securities and mortgage-backed securities totaled $28.0 million at December 31, 2007, a decrease of $1.8 million, or 5.9%, from the total at June 30, 2007. The decrease was comprised of maturities and repayments on investment and mortgage-backed securities of $2.2 million, partially offset by reinvestment of dividends on the asset management fund.
Loans receivable totaled $88.6 million at December 31, 2007, compared to $87.4 million at June 30, 2007, an increase of $1.2 million, or 1.4%. The increase was primarily attributable to an $837,000 growth in one- to four-family residential real estate loans, $241,000 in non-residential real estate and $214,000 in consumer loans. Loan disbursements during the period totaling $7.6 million were partially offset by principal repayments of $6.4 million. Nonresidential real estate, multi-family residential real estate and commercial lending generally involves a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. Greenville Federal endeavors to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation. The majority of these loans have been made to existing customers. Consumer lending also may entail greater risk than residential lending. The risk of default on consumer lending increases during periods of recession, high unemployment and other adverse economic conditions. Management intends to pursue a moderate rate of growth in the nonresidential, commercial and consumer loan portfolios, but is committed to retaining its historical focus on one- to four-family residential lending.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)
The allowance for loan losses totaled $558,000 at December 31, 2007, a decrease of $21,000, or 3.6%, from the June 30, 2007 balance of $579,000, and represented 0.62% and 0.65% of total loans at those respective dates. Greenville Federal’s nonperforming loans totaled $463,000 and $471,000 at December 31, 2007 and June 30, 2007, respectively. In determining the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and nonresidential loans are evaluated individually for potential impairment. Second, the allowance for loan losses is evaluated using Greenville Federal’s historic loss experience, adjusted for changes in economic trends in Greenville Federal’s lending area, by applying these adjusted loss percentages to the loan types to be evaluated collectively in the portfolio. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at December 31, 2007. Although management believes that the allowance for loan losses at December 31, 2007, was adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect Greenville Federal’s results of operations.
Deposits totaled $77.8 million at December 31, 2007, a decrease of $1.9 million, or 2.4%, from June 30, 2007. Greenville Federal participates in a bidding process for short-term public deposits through the Bid Ohio program. On the first Tuesday of each month, the Ohio Treasurer’s office sponsors an online auction for eligible Ohio state depository banks to bid on interim State funds. Such short-term deposits from the State of Ohio totaled $10.0 million at December 31, 2007 down from $11.0 million at June 30, 2007.
Advances from the Federal Home Loan Bank totaled $26.8 million at December 31, 2007, an increase of $685,000, or 2.6%, compared to June 30, 2007.
Shareholders’ equity totaled $22.7 million at December 31, 2007, an increase of $1,000 over June 30, 2007, due to net income of $329,000 for the six months ended December 31, 2007, which was substantially offset by purchases of Greenville Federal Financial stock under the Corporation’s 2006 Equity Plan of $183,000 and by dividends paid on common stock of $145,000.
Greenville Federal is required to maintain minimum regulatory capital pursuant to federal regulations. At December 31, 2007, Greenville Federal’s regulatory capital continued to substantially exceed all minimum regulatory capital requirements.
Comparison of Operating Results for the Three-Month Periods Ended December 31, 2007 and 2006
General
The Corporation recorded net income of $170,000 for the three months ended December 31, 2007, an increase of $22,000, or 14.9%, compared to net income of $148,000 for the same period in 2006. The increase was due primarily to an increase in net interest income after provision for losses on loans of $25,000 and an increase of $24,000 in other income, which were partially offset by an $18,000 increase in general, administrative and other expense and a $9,000 increase in federal income taxes.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)
Net Interest Income
Interest income totaled $1.9 million for the three months ended December 31, 2007, an increase of $34,000, or 1.8%, compared to the three months ended December 31, 2006. Interest income on loans increased by $73,000, or 5.0%, due primarily to a $3.3 million increase in the average balance of loans outstanding, coupled with an increase in the weighted-average yield on loans from 6.85% in the 2006 three-month period to 6.92% in the 2007 three-month period. Interest income on investment securities decreased by $38,000, or 10.9%, due primarily to a $5.1 million decrease in the average balance outstanding, partially offset by an increase in the weighted-average yield on such securities from 4.34% in the 2006 three-month period to 4.61% in the 2007 three-month period. The increase in yields was due primarily to an overall increase in interest rates in the economy.
Interest expense totaled $930,000 for the three months ended December 31, 2007, an increase of $17,000, or 1.9%, compared to the three months ended December 31, 2006. This increase was a result of an increase in the weighted-average cost of funds to 3.68% for the three months ended December 31, 2007, from 3.52% for the three months ended December 31, 2006, which was partially offset by a $2.8 million decrease in the average balance of interest-bearing liabilities outstanding year to year.
As a result of the foregoing changes in interest income and interest expense, net interest income increased by $17,000, or 1.8%, compared to the same period in 2006. The interest rate spread increased to 2.71% for the three months ended December 31, 2007, compared to 2.64% for the three months ended December 31, 2006. The net interest margin increased to 3.29% for the three months ended December 31, 2007, from 3.17% for the three months ended December 31, 2006.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to maintain the total allowance for loan losses at a level calculated by management based on historical experience, the volume and type of lending conducted by Greenville Federal, the status of past due principal and interest payments and management’s assessment of economic factors in Greenville Federal’s lending area that may affect the collectibility of Greenville Federal’s loan portfolio. Management did not record a provision for losses on loans for the three months ended December 31, 2007, compared to $8,000 for the three months ended December 31, 2006. The allowance for loan losses totaled $558,000 at December 31, 2007, compared to $579,000 at June 30, 2007. Greenville Federal’s nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $463,000 at December 31, 2007, a decrease of $8,000 compared to June 30, 2007. Management believes all nonperforming loans are adequately collateralized; however, there can be no assurance that the allowance for loan losses will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.
Other Income
Other income totaled $230,000 for the three months ended December 31, 2007, an increase of $24,000, or 11.7%, compared to the same quarter in 2006. This increase was due primarily to an increase in customer service charges of $14,000, or 9.5%.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)
General, Administrative and Other Expense
General, administrative and other expense totaled $980,000 for the three months ended December 31, 2007, an increase of $18,000, or 1.9%, compared to the same quarter in 2006. The increase in general, administrative and other expense was due primarily to a $20,000, or 52.6%, increase in franchise taxes and a $20,000, or 18.3%, increase in data processing expense, which were partially offset by a $14,000, or 7.8%, decrease in other operating expenses. The increase in franchise taxes was due to the increase in shareholders’ equity, as the 2006 franchise taxes were based on the Corporation’s equity prior to the conversion to stock form. The increase in data processing expense was due primarily to an increase in the volume of accounts and pro-rata increases. Employee compensation and benefits decreased by $1,000, or 0.2%, for the three months ended December 31, 2007 compared to the same period in 2006. The decrease was due primarily to a decrease in education expense as a result of seminars attended in the 2006 period and a decrease in compensation expense as a result of staffing turnover year to year, which were substantially offset by the increase attributable to stock benefit plan expense.
Federal Income Taxes
The provision for federal income taxes totaled $67,000 for the three months ended December 31, 2007, an increase of $9,000, or 15.5%, compared to the same quarter in 2006. The increase resulted primarily from a $31,000, or 15.0%, increase in pre-tax earnings year to year. The effective tax rate was 28.3% for the three months ended December 31, 2007, compared to 28.2% for the three months ended December 31, 2006. The effective tax rate in both fiscal quarters was less than the statutory tax rate of 34% due primarily to the non-taxable earnings on bank-owned life insurance.
Comparison of Operating Results for the Six-Month Periods Ended December 31, 2007 and 2006
General
The Corporation recorded net income of $329,000 for the six months ended December 31, 2007, an increase of $40,000, or 13.8%, compared to net earnings of $289,000 for the same period in 2006. The increase was due primarily to an increase in net interest income after provision for losses on loans of $57,000 and an increase of $48,000 in other income, which were partially offset by a $47,000 increase in general, administrative and other expense and an $18,000 increase in federal income taxes.
Net Interest Income
Interest income totaled $3.8 million for the six months ended December 31, 2007, an increase of $114,000, or 3.1%, compared to the six months ended December 31, 2006. Interest income on loans increased by $165,000, or 5.7%, due primarily to a $3.5 million increase in the average balance of loans outstanding, coupled with a ten basis point increase in the weighted-average yield on loans from 6.80% in the 2006 six-month period to 6.90% in the 2007 six-month period. Interest income on investment securities decreased by $46,000, or 6.7%, due primarily to a $5.1 million decrease in the average balance outstanding, partially offset by an increase in the weighted-average yield on such securities from 4.27% in the 2006 six-month period to 4.73% in the 2007 six-month period. The increase in yields was due primarily to an overall increase in interest rates in the economy. The increase in loans receivable was comprised primarily of growth in one- to four-family residential real estate loans and non-residential real estate loans.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)
Interest expense totaled $1.9 million for the six months ended December 31, 2007, an increase of $67,000, or 3.7%, compared to the six months ended December 31, 2006. This increase was a result of an increase in the weighted-average cost of funds to 3.69% for the six months ended December 31, 2007, from 3.47% for the six months ended December 31, 2006, which was partially offset by a $2.5 million decrease in the average balance of interest-bearing liabilities outstanding year to year.
As a result of the foregoing changes in interest income and interest expense, net interest income increased by $47,000, or 2.4%, compared to the same period in 2006. The interest rate spread increased to 2.70% for the six months ended December 31, 2007, compared to 2.62% for the six months ended December 31, 2006. The net interest margin increased to 3.28% for the six months ended December 31, 2007, from 3.14% for the six months ended December 31, 2006.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to maintain the total allowance for loan losses at a level calculated by management based on historical experience, the volume and type of lending conducted by Greenville Federal, the status of past due principal and interest payments and management’s assessment of economic factors in Greenville Federal’s lending area that may affect the collectibility of Greenville Federal’s loan portfolio. Management did not record a provision for losses on loans for the six months ended December 31, 2007, compared to $10,000 for the six months ended December 31, 2006. The allowance for loan losses totaled $558,000 at December 31, 2007, compared to $579,000 at June 30, 2007. Greenville Federal’s nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $463,000 at December 31, 2007, a decrease of $8,000 compared to June 30, 2007. Management believes all nonperforming loans are adequately collateralized; however, there can be no assurance that the allowance for loan losses will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.
Other Income
Other income totaled $445,000 for the six months ended December 31, 2007, an increase of $48,000, or 12.1%, compared to the same period in 2006. This increase was due primarily to an increase in customer service charges of $37,000, or 13.3%.
General, Administrative and Other Expense
General, administrative and other expense totaled $2.0 million for the six months ended December 31, 2007, an increase of $47,000, or 2.5%, compared to the same period in 2006. The increase in general, administrative and other expense was due primarily to a $36,000, or 16.4%, increase in data processing expense, a $27,000, or 2.7%, increase in employee compensation and benefits and a $22,000, or 23.2%, increase in franchise taxes, which were partially offset by an $18,000, or 5.3%, decrease in other operating expenses. The increase in data processing was due primarily to the growth in the volume of accounts and pro-rata increases year to year. The increase in employee compensation and benefits was due primarily to expense recognized for stock benefit plans, comprised of $11,000 for stock options granted and $24,000 for restricted stock awards. The stock awards were made on June 29, 2007, so there was no such expense for the six months ended December 31, 2006. The increase in franchise taxes was due to the increase in the Corporation’s shareholders’ equity due to the mutual holding company formation and the stock offering. Franchise taxes for 2006 were calculated on the equity base prior to the conversion.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)
Federal Income Taxes
The provision for federal income taxes totaled $130,000 for the six months ended December 31, 2007, an increase of $18,000, or 16.1%, compared to the same period in 2006. The increase resulted primarily from a $58,000, or 14.5%, increase in pre-tax earnings year to year. The effective tax rate was 28.3% for the six months ended December 31, 2007, compared to 27.9% for the six months ended December 31, 2006. The effective tax rate in both fiscal periods was less than the statutory tax rate of 34% due primarily to the non-taxable earnings on bank-owned life insurance.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
ITEM 4T. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Registrant have evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of December 31, 2007, and have concluded that the disclosure controls and procedures in place at December 31, 2007, were effective.
There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Greenville Federal Financial Corporation
PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
     Not applicable
ITEM 1A. Risk Factors
      Not applicable
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None

(b)	None

(c)	The following table sets forth certain information regarding repurchases by the Company for the quarter ended December 31, 2007.

			Total # of	Maximum # of shares
	Total	Average	shares purchased	which may still be
	# of shares	price paid	as part of the	purchased as part
Period	purchased	per share	announced plan	of the announced plan
October 1-31, 2007	—	$—	—	19,745
November 1-30, 2007	19,745	$9.20	19,745	—
December 1-31, 2007	—	$—	—	—
Notes to the Table:
On June 29, 2007, the Company’s shareholders’ ratified the 2006 Equity Plan which provided for 45,048 shares to be awarded to members of management and the board of directors through the Recognition and Retention Plan. The purchase in November 2007 completed the acquisition of shares for this plan by the Company.
ITEM 3. Defaults Upon Senior Securities
      Not applicable

Greenville Federal Financial Corporation
PART II – OTHER INFORMATION (CONTINUED)
ITEM 4. Submission of Matters to a Vote of Security Holders
On October 30, 2007, the Annual Meeting of the shareholders of the Corporation was held. The following members of the Board of Directors of the Company were re-elected for terms expiring in 2009 by the votes indicated below:

	For	Withheld
David T. Feltman	2,037,859	16,275
David M. Kepler	2,036,649	17,485
The selection of BKD, LLP as the Corporation’s independent registered public accounting firm to audit the financial statements for fiscal year 2007 was ratified by the votes indicated below:

			Broker
For	Against	Abstain	non-vote
2,048,249	4,760	1,125	0
The selection of BKD, LLP as the Corporation’s independent registered public accounting firm for the current year was ratified by the votes indicated below:

			Broker
For	Against	Abstain	non-vote
2,049,709	3,300	1,125	0
ITEM 5. Other Information
      Not applicable
ITEM 6. Exhibits
3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws

10.1	Employment Agreement with David M. Kepler

10.2	Employment Agreement with Susan J. Allread

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Greenville Federal Financial Corporation
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENVILLE FEDERAL FINANCIAL CORPORATION

Date: February 12, 2008	By:	/s/David M. Kepler
David M. Kepler
President and Chief Executive Officer

Date: February 12, 2008	By:	/s/Susan J. Allread
Susan J. Allread
Chief Financial Officer

INDEX TO EXHIBITS
3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter (Incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2006)

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed by the
Registrant with the Securities and Exchange Commission on December 14, 2006)

10.1	Employment Agreement with David M. Kepler (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2007)

10.2	Employment Agreement with Susan J. Allread (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2007)

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002