Form 10-Q
period 2008-03-31
Greenville Federal Financial CORP
filed 2008-05-14
CIK 1330365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 13, 2008, 2,298,411 shares of the small business issuer’s common stock, $0.01 par value, were issued and outstanding.

Greenville Federal Financial Corporation

ITEM 1. Financial Statements
Greenville Federal Financial Corporation
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2008	June 30, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$2,072	$2,030
Interest-bearing deposits in other financial institutions	3,995	1,497

Cash and cash equivalents	6,067	3,527

Investment securities designated as available for sale — at market	17,281	17,013
Investment securities designated as held to maturity — at amortized cost	2,024	11,031
Mortgage-backed securities designated as held to maturity — at amortized cost	1,402	1,684
Loans receivable — net of allowance for loan losses of $548 and $579 at March 31, 2008 and June 30, 2007, respectively	89,770	87,413
Office premises and equipment — at depreciated cost	1,935	2,022
Real estate acquired through foreclosure	141	247
Stock in Federal Home Loan Bank — at cost	1,950	1,925
Cash surrender value of life insurance	3,963	3,849
Accrued interest receivable on loans	431	442
Accrued interest receivable on mortgage-backed securities	8	9
Accrued interest receivable on investment securities and other	88	99
Prepaid expenses and other assets	401	447

Total assets	$125,461	$129,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$80,310	$79,633
Advances from the Federal Home Loan Bank	20,979	26,125
Advances by borrowers for taxes and insurance	297	382
Accrued interest payable	169	333
Other liabilities	925	387
Deferred federal income taxes	75	104

Total liabilities	102,755	106,964

Commitments and contingencies	––	––

Stockholders’ equity
Preferred stock — authorized 1,000,000 shares, $.01 par value; no shares issued	––	––
Common stock — authorized 8,000,000 shares of $.01 par value; 2,298,411 shares issued and outstanding	23	23
Additional paid-in capital	8,979	9,145
Retained earnings — restricted	14,884	14,636
Shares acquired by Employee Stock Ownership Plan	(721)	(721)
Accumulated comprehensive loss — unrealized losses on securities designated as available for sale, net of related tax effects	(459)	(339)

Total stockholders’ equity	22,706	22,744

Total liabilities and stockholders’ equity	$125,461	$129,708

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Income
(In thousands, except share data)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Interest income
Loans	$1,500	$1,460	$4,541	$4,336
Mortgage-backed securities	22	26	69	81
Investment securities	254	327	898	1,017
Interest-bearing deposits and other	45	49	149	150

Total interest income	1,821	1,862	5,657	5,584

Interest expense
Deposits	572	569	1,811	1,672
Borrowings	256	315	885	1,013

Total interest expense	828	884	2,696	2,685

Net interest income	993	978	2,961	2,899

Provision for losses on loans	––	3	––	13

Net interest income after provision for losses on loans	993	975	2,961	2,886
Other income
Customer service charges	142	130	457	408
Gain on sale of real estate acquired through foreclosure	1	––	1	––
Other operating	63	60	193	179

Total other income	206	190	651	587

General, administrative and other expense
Employee compensation and benefits	517	525	1,558	1,539
Occupancy and equipment	96	96	282	295
Franchise taxes	50	58	167	153
Data processing	141	120	396	339
Advertising	19	12	52	52
Other operating	189	150	511	490

Total general, administrative and other expense	1,012	961	2,966	2,868

Income before income taxes	187	204	646	605
Federal incomes taxes
Current	(19)	(40)	148	78
Deferred	70	98	33	92

Total federal income taxes	51	58	181	170

NET INCOME	$136	$146	$465	$435

Earnings per share — basic and diluted	$0.06	$0.07	$0.21	$0.20

Dividends declared per share	$0.07	$0.07	$0.21	$0.21

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income	$136	$146	$465	$435

Other comprehensive income (losses), net of related tax benefits:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(62), $6, $(62) and $17 for the respective periods	(120)	12	(120)	34

Comprehensive income	$16	$158	$345	$469

Accumulated comprehensive loss	$(459)	$(281)	$(459)	$(281)

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Cash Flows
For the nine months ended March 31, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income for the period	$465	$435
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of premiums and discounts on investments and mortgage-backed securities — net	(2)	––
Amortization of deferred loan origination fees	(33)	(38)
Depreciation and amortization	94	110
Stock option expense	17	––
Amortization of mortgage servicing rights	22	28
Provision for losses on loans	––	13
Provision for losses on real estate acquired through foreclosure	22	––
Gain on sale of real estate acquired through foreclosure	(1)	––
Federal Home Loan Bank stock dividends	(25)	(56)
Increase in cash surrender value of life insurance	(114)	(107)
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	11	3
Accrued interest receivable on mortgage-backed securities	1	2
Accrued interest receivable on investment securities and other	11	(15)
Prepaid expenses and other assets	24	(221)
Accrued interest payable	(164)	(9)
Other liabilities	538	83
Federal income taxes
Current	––	(230)
Deferred	33	92

Net cash provided by operating activities	899	90

Cash flows used in investing activities:
Purchases of investment securities designated as available for sale	(450)	(624)
Proceeds from maturity of investment securities designated as held to maturity	9,007	5,007
Proceeds from repayment of mortgage-backed securities	284	347
Loan principal repayments	9,675	11,608
Loan disbursements	(11,999)	(14,451)
Purchase of office equipment	(7)	(64)
Proceeds from sale of real estate acquired through foreclosure	85	499

Net cash provided by investing activities	6,595	2,322

Net cash provided by operating and investing activities (balance carried forward)	7,494	2,412

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Cash Flows (Continued)
For the nine months ended March 31, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007
Net cash provided by operating and investing activities (balance brought forward)	$7,494	$2,412

Cash flows provided by financing activities:
Net increase in deposit accounts	677	911
Proceeds from Federal Home Loan Bank advances	30,000	30,115
Repayments of Federal Home Loan Bank advances	(35,146)	(32,941)
Advances by borrowers for taxes and insurance	(85)	(64)
Shares acquired by 2006 Equity Plan	(183)	(93)
Dividends on common stock	(217)	(217)

Net cash used in financing activities	(4,954)	(2,289)

Net increase in cash and cash equivalents	2,540	123

Cash and cash equivalents at beginning of period	3,527	3,254

Cash and cash equivalents at end of period	$6,067	$3,377

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$2,860	$2,694

Federal income taxes	$83	$308

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$––	$811

Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$(120)	$34

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
For the nine- and three-month periods ended March 31, 2008 and 2007
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
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GFFC included in the Form 10-KSB as of and for the year ended June 30, 2007. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine-month and three-month periods ended March 31, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year.
Note 2: Principles of Consolidation
The consolidated financial statements include the accounts of GFFC and Greenville Federal. All significant intercompany balances and transactions have been eliminated in consolidation.
Note 3: Earnings Per Share
Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less 67,553 and 76,563 weighted-average shares as of March 31, 2008 and 2007, respectively, in the Corporation’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
For the nine- and three-month periods ended March 31, 2008 and 2007
Weighted-average common shares deemed outstanding totaled 2,214,602 and 2,217,111 for the three months ended March 31, 2008 and 2007, respectively. Weighted-average common shares deemed outstanding totaled 2,218,787 and 2,218,025 for the nine months ended March 31, 2008 and 2007, respectively.
Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 2,214,602 and 2,218,787 for the three-month and nine-month periods ended March 31, 2008, respectively. There were 74,800 options that were excluded from the computation of diluted earnings per share for the three-month and nine-month periods ended March 31, 2008, because their exercise price was greater than the average fair value. At March 31, 2007, the Corporation had no dilutive or potentially dilutive securities.
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
For the nine- and three-month periods ended March 31, 2008 and 2007
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces SFAS No. 141. The Statement applies to all transactions or other events in which one entity obtains control of one or more businesses. It requires all assets acquired, liabilities assumed and any noncontrolling interest to be measured at fair value at the acquisition date. The Statement requires certain costs such as acquisition-related costs that were previously recognized as a component of the purchase price, and expected restructuring costs that were previously recognized as an assumed liability, to be recognized separately from the acquisition as an expense when incurred.
SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.
Concurrent with SFAS No. 141 (revised 2007), the FASB recently issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (formerly known as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. A subsidiary, as defined by SFAS No. 160, includes a variable interest entity that is consolidated by a primary beneficiary.
A noncontrolling interest in a subsidiary, previously reported in the statement of financial position as a liability or in the mezzanine section outside of permanent equity, will be included within consolidated equity as a separate line item upon the adoption of SFAS No. 160. Further, consolidated net income will be reported at amounts that include both the parent (or primary beneficiary) and the noncontrolling interest with separate disclosure on the face of the consolidated statement of income of the amounts attributable to the parent and to the noncontrolling interest.
SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
For the nine- and three-month periods ended March 31, 2008 and 2007
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
The Corporation recognized expense of $17,000 and $6,000 for stock option awards for the nine months and three months ended March 31, 2008, respectively.
As of March 31, 2008, there was approximately $97,000 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next five fiscal years at approximately $23,000 per year.
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

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
For the nine- and three-month periods ended March 31, 2008 and 2007
Note 6: Subsequent Event
On May 7, 2008, management of Greenville Federal received correspondence from Shay Assets Management, Inc., relative to Greenville Federal’s investment in the AMF Ultra Short Mortgage Fund (the “Fund”), indicating that (1) the Fund has been closed to new investors, due to the downgrade of certain of the Fund’s mortgage-related securities below the Fund’s investment guidelines, and (2) the Fund has implemented a “Redemption-in-Kind” provision, which provides that investors requesting redemption of their investments in the Fund will receive payment for their interest in the Fund in the form of securities held in the Fund rather than in the form of cash.
Greenville Federal’s investment in the Fund had a fair value of $17.3 million as of March 31, 2008, which represented an unrealized pretax loss of approximately $695,000. The investment is recorded on the consolidated financial statements as available-for-sale, and accordingly, the unrealized loss has been recognized, net of tax effects, as a component of other comprehensive income and recorded as a $459,000 reduction to shareholders’ equity. As of May 9, 2008, the fair value of Greenville Federal’s investment in the Fund was $16.8 million, which represented an unrealized pretax loss of approximately $1.1 million.
Management of Greenville Federal is required to assess unrealized losses on securities as either temporary or other-than-temporary. Losses on available-for-sale securities deemed temporary are accounted for through other comprehensive income as described above. The unrealized loss on the Fund was deemed temporary as of March 31, 2008. Losses assessed as other-than-temporary are required to be recognized through a charge to income and a new cost basis of the investment is established. Management will continue to evaluate assessment of the unrealized loss on the Fund taking into consideration all available information, including the information contained in the letter from Shay Assets Management received on May 7, 2008. Should a determination be made that the unrealized loss is other-than-temporary, the Corporation will be required to record that portion of the loss deemed other-than-temporary through its income statement.

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
Discussion of Financial Condition Changes from June 30, 2007 to March 31, 2008
The Corporation’s assets totaled $125.5 million at March 31, 2008, a decrease of $4.2 million, or 3.3%, from the $129.7 million total at June 30, 2007. The decrease in assets resulted primarily from a decrease in investment securities, partially offset by an increase in cash and cash equivalents and an increase in loans receivable.
Cash and cash equivalents increased by $2.5 million, or 72.0%, over the nine-month period ended March 31, 2008. Investment securities and mortgage-backed securities totaled $20.7 million at March 31, 2008, a decrease of $9.0 million, or 30.3%, from the total at June 30, 2007. The decrease was comprised of called or matured investment securities and repayments on mortgage-backed securities of $9.3 million, partially offset by reinvestment of dividends on the asset management fund.
Loans receivable totaled $89.8 million at March 31, 2008, compared to $87.4 million at June 30, 2007, an increase of $2.4 million, or 2.7%. The increase was primarily attributable to $1.7 million of growth in one- to four-family residential real estate loans and $504,000 in one- to four-family construction loans. Loan disbursements during the period totaling $12.0 million were partially offset by principal repayments of $9.7 million. Management intends to pursue a moderate rate of growth in the nonresidential, commercial and consumer loan portfolios, but is committed to retaining its historical focus on one- to four-family residential lending. Nonresidential real estate, multi-family residential real estate and commercial lending generally involves a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. Greenville Federal endeavors to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation. The majority of these loans have been made to existing customers. Consumer lending also may entail greater risk than residential lending. The risk of default on consumer lending increases during periods of recession, high unemployment and other adverse economic conditions.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
The allowance for loan losses totaled $548,000 at March 31, 2008, a decrease of $31,000, or 5.4%, from the June 30, 2007 balance of $579,000, and represented 0.60% and 0.65% of total loans at those respective dates. Greenville Federal’s nonperforming loans totaled $1.2 million and $471,000 at March 31, 2008 and June 30, 2007, respectively. In determining the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and nonresidential loans are evaluated individually for potential impairment. Second, the allowance for loan losses is evaluated using Greenville Federal’s historic loss experience, adjusted for changes in economic trends in Greenville Federal’s lending area, by applying these adjusted loss percentages to the loan types to be evaluated collectively in the portfolio. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at March 31, 2008. Although management believes that the allowance for loan losses at March 31, 2008, was adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect Greenville Federal’s results of operations.
Deposits totaled $80.3 million at March 31, 2008, an increase of $677,000, or 0.9%, from June 30, 2007. Greenville Federal participates in a bidding process for short-term public deposits through the Bid Ohio program. On the first Tuesday of each month, the Ohio Treasurer’s office sponsors an online auction for eligible Ohio state depository banks to bid on interim State funds. Such short-term deposits from the State of Ohio totaled $9.9 million at March 31, 2008 down from $11.0 million at June 30, 2007. Greenville Federal also participates in a bidding process for local short-term public funds. Such short-term deposits from the Darke County Treasurer totaled $1.0 million at March 31, 2008, while the Corporation held no such deposits at June 30, 2007. Advances from the Federal Home Loan Bank totaled $21.0 million at March 31, 2008, a decrease of $5.1 million, or 19.7%, compared to June 30, 2007. The decrease was the result of funds from called and maturing investment securities being used to pay off advances.
Shareholders’ equity totaled $22.7 million at March 31, 2008, a decrease of $38,000 from June 30, 2007, as net income of $465,000 for the nine months ended March 31, 2008 was exceeded by the combination of purchases of Greenville Federal Financial stock under the Corporation’s 2006 Equity Plan of $183,000, dividends paid on common stock of $217,000, and an increase of $120,000 in unrealized losses on securities designated as available for sale.
Greenville Federal is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2008, Greenville Federal’s regulatory capital continued to substantially exceed all minimum regulatory capital requirements.
Comparison of Operating Results for the Three-Month Periods Ended March 31, 2008 and 2007
General
The Corporation recorded net income of $136,000 for the three months ended March 31, 2008, a decrease of $10,000, or 6.9%, compared to net income of $146,000 for the same period in 2007. The decrease was due primarily to a $51,000, or 5.3%, increase in general, administrative and other expense, partially offset by an $18,000, or 1.8%, increase in net interest income after provision for losses on loans, a $16,000, or 8.4%, increase in other income, and a $7,000, or 12.1%, decrease in federal income taxes.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Net Interest Income
Interest income totaled $1.8 million for the three months ended March 31, 2008, a decrease of $41,000, or 2.2%, compared to the three months ended March 31, 2007. Interest income on loans increased by $40,000, or 2.7%, due primarily to a $3.3 million increase in the average balance of loans outstanding, partially offset by a decrease in the weighted-average yield on loans from 6.82% in the 2007 three-month period to 6.75% in the 2008 three-month period. Interest income on investment securities decreased by $73,000, or 22.3%, due primarily to a $6.6 million decrease in the average balance outstanding, partially offset by an increase in the weighted-average yield on such securities from 4.45% in the 2007 three-month period to 4.46% in the 2008 three-month period. The increase in loans receivable was due primarily to growth in one- to four-family residential real estate loans and one- to four-family construction loans.
Interest expense totaled $828,000 for the three months ended March 31, 2008, a decrease of $56,000, or 6.3%, compared to the three months ended March 31, 2007. This decrease was a result of a $3.2 million decrease in the average balance of interest-bearing liabilities outstanding year to year, coupled with a decrease in the weighted-average cost of funds to 3.39% for the three months ended March 31, 2008, from 3.49% for the three months ended March 31, 2007.
As a result of the foregoing changes in interest income and interest expense, net interest income increased by $15,000, or 1.5%, compared to the same period in 2007. The interest rate spread increased to 2.78% for the three months ended March 31, 2008, compared to 2.72% for the three months ended March 31, 2007. The net interest margin increased to 3.37% for the three months ended March 31, 2008, from 3.26% for the three months ended March 31, 2007.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to maintain the total allowance for loan losses at a level calculated by management based on historical experience, the volume and type of lending conducted by Greenville Federal, the status of past due principal and interest payments and management’s assessment of economic factors in Greenville Federal’s lending area that may affect the collectibility of Greenville Federal’s loan portfolio. Management did not record a provision for losses on loans for the three months ended March 31, 2008, compared to $3,000 for the three months ended March 31, 2007. The allowance for loan losses totaled $548,000 at March 31, 2008, compared to $579,000 at June 30, 2007. Greenville Federal’s nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $1.2 million at March 31, 2008, an increase of $685,000 compared to June 30, 2007. The increase was primarily due to eight non-owner occupied rental-property loans to one borrower totaling $586,000. Management believes all nonperforming loans are adequately collateralized; however, there can be no assurance that the allowance for loan losses will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Other Income
Other income totaled $206,000 for the three months ended March 31, 2008, an increase of $16,000, or 8.4%, compared to the same quarter in 2007. This increase was due primarily to an increase in customer service charges of $12,000, or 9.2%.
General, Administrative and Other Expense
General, administrative and other expense totaled $1.0 million for the three months ended March 31, 2008, an increase of $51,000, or 5.3%, compared to the same quarter in 2007. The increase in general, administrative and other expense was due primarily to a $39,000, or 26.0%, increase in other operating expense, and a $21,000, or 17.5%, increase in data processing expense, which were partially offset by an $8,000, or 1.5%, decrease in employee compensation and benefits expense. The increase in other operating expense was due primarily to recording a provision for loss on disposition of real estate owned of $22,000 and a $14,000 increase in professional fees expense. The increase in data processing expense was due primarily to an increase in the volume of accounts and pro-rata increases. The decrease in employee compensation and benefits expense was due primarily to a decrease in education expense as a result of seminars attended in the 2007 period and a decrease in compensation expense as a result of staffing turnover year to year, which were substantially offset by the increase attributable to stock benefit plan expense.
Federal Income Taxes
The provision for federal income taxes totaled $51,000 for the three months ended March 31, 2008, a decrease of $7,000, or 12.1%, compared to the same quarter in 2007. The decrease resulted primarily from a $17,000, or 8.3%, decrease in pre-tax earnings year to year. The effective tax rate was 27.3% for the three months ended March 31, 2008, compared to 28.4% for the three months ended March 31, 2007. The effective tax rate in both fiscal quarters was less than the statutory tax rate of 34% due primarily to the non-taxable earnings on bank-owned life insurance.
Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2008 and 2007
General
The Corporation recorded net income of $465,000 for the nine months ended March 31, 2008, an increase of $30,000, or 6.9%, compared to net income of $435,000 for the same period in 2007. The increase was due primarily to an increase in net interest income after provision for losses on loans of $75,000 and an increase of $64,000 in other income, which were partially offset by a $98,000 increase in general, administrative and other expense and an $11,000 increase in federal income taxes.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Net Interest Income
Interest income totaled $5.7 million for the nine months ended March 31, 2008, an increase of $73,000, or 1.3%, compared to the nine months ended March 31, 2007. Interest income on loans increased by $205,000, or 4.7%, due primarily to a $3.5 million increase in the average balance of loans outstanding, and an increase in the weighted-average yield on loans to 6.82% in the 2008 nine-month period from 6.80% in the 2007 nine-month period. Interest income on investment securities decreased by $119,000, or 11.7%, due primarily to a $5.6 million decrease in the average balance outstanding, partially offset by an increase in the weighted-average yield on such securities from 4.32% in the 2007 nine-month period to 4.63% in the 2008 nine-month period. The increase in yields was due primarily to an overall increase in interest rates in the economy in the first six months of the nine-month period partially offset by a decrease in interest rates in the economy in the last three months of the nine-month period. The increase in loans receivable was comprised primarily of growth in one- to four-family residential real estate loans and one- to four-family construction loans.
Interest expense totaled $2.7 million for the nine months ended March 31, 2008, an increase of $11,000, or 0.4%, compared to the nine months ended March 31, 2007. This increase was a result of an increase in the weighted-average cost of funds to 3.59% for the nine months ended March 31, 2008, from 3.49% for the nine months ended March 31, 2007, which was partially offset by a $2.7 million decrease in the average balance of interest-bearing liabilities outstanding year to year.
As a result of the foregoing changes in interest income and interest expense, net interest income increased by $62,000, or 2.1%, compared to the same period in 2007. The interest rate spread increased to 2.69% for the nine months ended March 31, 2008, compared to 2.63% for the nine months ended March 31, 2007. The net interest margin increased to 3.29% for the nine months ended March 31, 2008, from 3.18% for the nine months ended March 31, 2007.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to maintain the total allowance for loan losses at a level calculated by management based on historical experience, the volume and type of lending conducted by Greenville Federal, the status of past due principal and interest payments and management’s assessment of economic factors in Greenville Federal’s lending area that may affect the collectibility of Greenville Federal’s loan portfolio. Management did not record a provision for losses on loans for the nine months ended March 31, 2008, compared to $13,000 for the nine months ended March 31, 2007. The allowance for loan losses totaled $548,000 at March 31, 2008, compared to $579,000 at June 30, 2007. Greenville Federal’s nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $1.2 million at March 31, 2008, an increase of $685,000 compared to June 30, 2007. The increase was primarily due to eight non-owner occupied rental-property loans to one borrower totaling $586,000. Management believes all nonperforming loans are adequately collateralized; however, there can be no assurance that the allowance for loan losses will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Other Income
Other income totaled $651,000 for the nine months ended March 31, 2008, an increase of $64,000, or 10.9%, compared to the same period in 2007. This increase was due primarily to an increase in customer service charges of $49,000, or 12.0%, and an increase in other operating income of $14,000, or 7.8%. The increase in other operating income was due primarily to an $11,000 increase in debit card fee income and a $7,000 increase in bank owned life insurance, partially offset by a $7,000 decrease in rental income from real estate owned.
General, Administrative and Other Expense
General, administrative and other expense totaled $3.0 million for the nine months ended March 31, 2008, an increase of $98,000, or 3.4%, compared to the same period in 2007. The increase in general, administrative and other expense was due primarily to a $57,000, or 16.8%, increase in data processing expense, a $21,000, or 4.3%, increase in other operating expense, a $19,000, or 1.2%, increase in employee compensation and benefits, and a $14,000, or 9.2%, increase in franchise taxes, which were partially offset by a $13,000, or 4.4%, decrease in occupancy and equipment expense. The increase in employee compensation and benefits was due primarily to expense recognized for stock benefit plans, comprised of $17,000 for stock options granted and $38,000 for restricted stock awards, which were partially offset by an $18,000 decrease in education expense, an $8,000 decrease in employee stock ownership plan expense, a $6,000 decrease in group medical insurance, and a $4,000 decrease in benefit administrative expenses. The stock awards were made on June 29, 2007 and January 25, 2008, so there was no such expense for the nine months ended March 31, 2007. The increase in franchise taxes was due to the increase in the Corporation’s shareholders’ equity due to the mutual holding company formation and the stock offering. Franchise taxes for 2007 were calculated on the equity base prior to the conversion.
Federal Income Taxes
The provision for federal income taxes totaled $181,000 for the nine months ended March 31, 2008, an increase of $11,000, or 6.5%, compared to the same period in 2007. The increase resulted primarily from a $41,000, or 6.8%, increase in pre-tax earnings year to year. The effective tax rate was 28.0% for the nine months ended March 31, 2008, compared to 28.1% for the nine months ended March 31, 2007. The effective tax rate in both fiscal periods was less than the statutory tax rate of 34% due primarily to the non-taxable earnings on bank-owned life insurance.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
ITEM 4T. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Registrant have evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of March 31, 2008, and have concluded that the disclosure controls and procedures in place at March 31, 2008, were effective.
There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Greenville Federal Financial Corporation
PART II — OTHER INFORMATION (CONTINUED)
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

GREENVILLE FEDERAL FINANCIAL CORPORATION
Date: May 14, 2008	By:	/s/ David M. Kepler
David M. Kepler
President and Chief Executive Officer

Date: May 14, 2008	By:	/s/ Susan J. Allread
Susan J. Allread
Chief Financial Officer

INDEX TO EXHIBITS

3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter (Incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2006)

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2006)

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002