Form 10-K
period 2008-06-30
Greenville Federal Financial CORP
filed 2008-09-25
CIK 1330365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
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
Common Stock, par value $.01 per share
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     The issuer’s revenues for the fiscal year ended June 30, 2008, were $8.3 million.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price for the registrant’s common stock on the OTC Bulletin Board on December 31, 2007, was $6.5 million.
     On September 16, 2008, 2,298,411 shares of the registrant’s common stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Part II of Form 10-K — Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2008.
     Part III of Form 10-K — Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders.

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
Lending activities
     General. Greenville Federal’s primary lending activity is the origination of conventional mortgage loans secured by one- to four-family homes located in our primary market area. Loans for the construction of one- to four-family homes and mortgage loans on multi-family properties containing five units or more and nonresidential properties are also offered. Greenville Federal does not currently offer loans insured by the Federal Housing Administration or guaranteed by the Veterans Administration. In addition to mortgage lending, Greenville Federal makes consumer loans secured by deposits, automobiles and recreational vehicles and home improvement loans. Greenville Federal also makes a small amount of commercial loans.

     Loan portfolio composition. The following tables present certain information with respect to the composition of Greenville Federal’s loan portfolio at the dates indicated.

	June 30,
	2008		2007
		Percent		Percent
	Amount	of total loans	Amount	of total loans
	(Dollars in thousands)
Residential real estate loans:
One- to four-family	$74,882	81.69%	$72,089	80.78%
Multi-family	3,907	4.26	3,864	4.33
Construction	998	1.09	701	0.79
Nonresidential real estate	5,999	6.54	5,242	5.87
Nonresidential real estate construction	—	—	750	0.84
Commercial	2,879	3.14	3,467	3.89
Consumer and other	3,004	3.28	3,121	3.50

Total loans	91,669	100.00%	89,234	100.00%

Less:
Unearned interest	10		9
Deferred loan origination fees, net	368		371
Allowance for loan losses	583		579
Undisbursed portion of loans in process- residential	857		655
Undisbursed portion of loans in process- nonresidential	—		207

Loans receivable, net	$89,851		$87,413

     Loan maturity schedule. The following table sets forth certain information as of June 30, 2008, regarding the dollar amount of loans maturing in Greenville Federal’s portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Due during the year ending			Due 4-5	Due 6-10	Due 11-20	Due more than
	June 30,			years after	years after	years after	20 years after
	2009	2010	2011	6/30/08	6/30/08	6/30/08	6/30/08	Total
	(In thousands)
Fixed-rate loans
Residential real estate loans:
One- to four-family (first mortgage) (1)	$152	$7	$129	$546	$4,307	$14,878	$38,783	$58,802
Home equity (second mortgage)	23	31	66	271	1,138	1,146	—	2,675
Multi-family and nonresidential real estate loans (1)	14	—	—	—	123	2,676	356	3,169

Total real estate loans	189	38	195	817	5,568	18,700	39,139	64,646

Commercial loans	750	72	389	464	514	262	—	2,451
Consumer and other loans	228	377	602	1,643	127	27	—	3,004

Total fixed-rate loans	1,167	487	1,186	2,924	6,209	18,989	39,139	70,101

Adjustable-rate loans
Residential real estate loans:
One- to four-family (first mortgage) (1)	2	—	24	50	283	2,687	8,717	11,763
Home equity (second mortgage)	507	462	360	1,288	23	—	—	2,640

Multi-family and nonresidential real estate loans	1	0	—	—	92	925	5,719	6,737

Total real estate loans	510	462	384	1,338	398	3,612	14,436	21,140

Commercial loans	—	—	—	—	—	92	336	428
Consumer and other loans	—	—	—	—	—	—	—	—

Total adjustable-rate loans	510	462	384	1,338	398	3,704	14,772	21,568

Total loans	$1,677	$949	$1,570	$4,262	$6,607	$22,693	$53,911	$91,669

(1)	Includes construction loans.
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

     Greenville Federal also originates adjustable-rate mortgage loans (“ARMs”). ARMs are offered on single-family residences, two- to four-family properties and non-owner occupied one- to four-family properties with the same maximum LTV, terms and private mortgage insurance requirement as for fixed-rate residential real estate loans. The initial interest rate adjustment periods currently offered are one year, three years and five years, with annual adjustments after the initial fixed-rate period. The adjustments generally are tied to changes in the weekly average yield on the U.S. Treasury constant maturities index for the corresponding adjustment frequency. Greenville Federal also holds in its portfolio some loans with adjustment periods every three years or five years. For those loans with three- or five-year adjustment periods, the adjustments are limited to 2% per adjustment. In addition, Greenville Federal holds in its portfolio some loans with seven-year fixed-rate periods before first adjustment. For those loans, the first adjustment is limited to 5%, and the annual adjustment thereafter is limited to 2%. Rate adjustments are computed by adding a stated margin, usually a minimum of 2.5%, to the index. The maximum allowable adjustment for one-year adjustment periods is usually 2%, with a maximum adjustment of 6% over the term of the loan.
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
     The aggregate amount of our one- to four-family residential real estate loans equaled approximately $74.9 million at June 30, 2008, and represented 81.7% of loans at such date. Of such amount, approximately 18.8% were ARMs. The largest individual loan balance on a one- to four-family loan at such date was $421,000. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $503,000 were accruing loans 90 days or more delinquent and $236,000 were non-accruing loans for a total of $739,000 or 0.99% of its one- to four-family residential real estate loan balance.
     Multi-family residential real estate loans. In addition to loans secured by one- to four-family residences, Greenville Federal makes loans secured by multi-family properties containing five or more units. Such loans are made with fixed or adjustable interest rates, a maximum LTV of 80% and a maximum term of 30 years.
     Multi-family lending is generally considered to involve a higher degree of risk because the loan amounts are larger and the borrower typically depends upon income generated by the property to cover operating expenses and loan payments. The profitability of a property can be affected by economic conditions, government polices and other factors beyond the control of the borrower. Greenville Federal attempts to reduce the risk associated with multi-family lending by evaluating the credit-worthiness of the borrower and the projected income from the property and by obtaining personal guarantees on loans made to corporations and partnerships. Greenville Federal generally obtains tax returns and financial statements annually to enable Greenville Federal to monitor the loans.

     At June 30, 2008, loans secured by multi-family properties totaled approximately $3.9 million, or 4.3% of total loans, all of which were secured by property located within Greenville Federal’s primary market area, and all of which were performing in accordance with their terms. The largest such loan at June 30, 2008, had a balance of $876,000. At June 30, 2008, approximately $273,000 or 0.30% of total loans, were fixed-rate multi-family loans.
     Construction loans. Greenville Federal makes loans for the construction of residential and nonresidential real estate. Such loans are structured as permanent loans with fixed rates or adjustable rates of interest with a maximum LTV of 95% for single-family, owner-occupied homes, 90% for two-family homes and 80% for all other construction loans. Greenville Federal’s construction loans have been made to borrowers who intended to occupy the newly-constructed real estate. All construction loans are written as permanent loans but require the payment of interest only until the construction is completed. Generally, construction is required to be completed within one year.
     Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties because such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to evaluate before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTV and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Greenville Federal must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.
     At June 30, 2008, $998,000, or approximately 1.1% of Greenville Federal’s total loans, consisted of construction loans. All of Greenville Federal’s construction loans are secured by property located within our primary market area. At June 30, 2008, all of such loans were performing in accordance with their terms.
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
     At June 30, 2008, Greenville Federal had a total of $6.0 million invested in nonresidential real estate loans including construction loans listed above, $3.3 million of which were secured by property located within Darke County. Such loans comprised approximately 6.5% of Greenville Federal’s total loans at that date, and all such loans were performing in accordance with their terms.

     Federal regulations limit the amount of nonresidential mortgage loans an association may make to 400% of its tangible capital. At June 30, 2008, our nonresidential mortgage loans totaled 45.1% of our tangible capital.
     Consumer loans. Greenville Federal makes loans secured by deposits, automobiles and recreational vehicles. Greenville Federal also makes unsecured loans for a variety of consumer purposes including home improvement. All consumer loans at June 30, 2008, have fixed rates of interest. Vehicle loans have maximum LTVs of as much as 100% and terms of up to six years, depending upon the age of the vehicle. Loans secured by deposits have maximum LTVs of 85% and terms of up to five years.
     Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although Greenville Federal has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.
     At June 30, 2008, Greenville Federal had approximately $3.0 million, or 3.3% of total loans, invested in consumer loans. Of such loans, $8,000 was more than 90 days delinquent or nonaccruing.
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
     At June 30, 2008, Greenville Federal had total commercial loans in the amount of $2.9 million, or approximately 3.1% of total loans. At such date, no commercial loans were more than 90 days delinquent or nonaccruing. The total indebtedness of the largest single borrower within the commercial portfolio was $171,000 at June 30, 2008, and the borrowing was secured by a variety of collateral, including modular home inventory and real estate.
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
     For multi-family and nonresidential mortgage loans, a personal guarantee of the borrower’s obligation to repay the loan is usually required. Greenville Federal also obtains the borrower’s financial statement, tax returns and information with respect to prior projects completed by the borrower. For multi-family mortgage loans, Greenville Federal generally obtains schedules of rents and copies of lease agreements.
     Upon completion of the appraisal and the receipt of information on the borrower, the application for a loan is approved by the Loan Officer, the President, the Executive Committee or the Board, depending upon the type of the property or the amount of the loan. Any loan in excess of $200,000 for single-family owner-occupied homes or lower amounts for other loans must be approved by the Executive Committee. Loans for multi-family residences and nonresidential loans must be approved by the Executive Committee or the full Board of Directors. Loans of any type of $500,000 or more must be approved by the full Board of Directors.
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
     Loan purchases and sales. Greenville Federal has occasionally purchased some whole loans and some participation in loans originated by other financial institutions although it has not made any such purchases in at least the last twelve years. There were no whole loans or participations purchased in its portfolio at June 30, 2008. Before July 2003, Greenville Federal actively originated and sold a substantial amount of its fixed-rate residential mortgage loans into the secondary market for interest rate risk management purposes, retaining the servicing on those loans. This led, however, to a decline in the loan portfolio and an increase in short-term liquidity. Since mid-2003, Greenville Federal has sold few loans, striving instead to build the loan portfolio to enhance income. At June 30, 2008, Greenville Federal retained the servicing on loans with an aggregate principal balance of $12.3 million.
     The following table presents Greenville Federal’s mortgage loan origination and purchase activity for the periods indicated:

	Year ended
	June 30,
	2008	2007
	(In thousands)
Loan originations:
One- to four-family residential	$11,230	$13,197
Multi-family residential	184	—
Nonresidential	639	1,931
Land	137	—
Commercial	1,724	2,381
Consumer	1,758	2,053

Total loans originated	15,672	19,562

Loans purchased	—	—

Total loans originated and purchased	15,672	19,562

Principal repayments	(12,415)	(14,818)

Loan originations, net	3,257	4,744
Loans sold	—	—
Transfers from loans to real estate acquired through foreclosure	(673)	(811)
Increase (decrease) due to other items, net (1)	(146)	28

Net increase in net loan portfolio	$2,438	$3,961

(1)	Consists of deferred fees, costs and the allowance for loan losses.
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
     Based on such limits, Greenville Federal was able to lend approximately $2.1 million to one borrower at June 30, 2008. The largest amount Greenville Federal had outstanding to one borrower at that date was $1.9 million, consisting of several loans. Such loans were secured by one- to four-family and multi-family real estate, commercial real estate, farm ground with livestock operations, vehicles and equipment. All of such loans were current at June 30, 2008.

     Delinquent loans, nonperforming assets and classified assets. When a borrower fails to make a required payment on a loan, Greenville Federal attempts to cause the delinquency to be cured by contacting the borrower. In most cases, delinquencies are cured promptly.
     When a non-mortgage loan is 5 days delinquent, Greenville Federal sends a notice to the borrower, and after 15 days’ delinquency, a second notice is sent generally accompanied by a phone call. When a mortgage loan is 16 days delinquent, a notice is sent generally accompanied by a phone call. When a loan secured by a primary residence is 30 days past due, the delinquency notice that is sent to the borrower contains a notice advising the borrower of the availability of credit counseling from a counseling agency. Between 45 and 60 days, Greenville Federal attempts to have the borrower come in and discuss a plan to cure the delinquency. When a loan is delinquent 60 days, Greenville Federal will send a letter to the borrower declaring acceleration of payment and providing the borrower 30 days in which to make arrangements for payments. Under certain circumstances, Greenville Federal may arrange for an alternative payment structure through a workout agreement. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower’s ability and willingness to cooperate in curing delinquencies. Greenville Federal generally initiates foreclosure when a loan has been delinquent 120 days and no workout agreement has been reached.
     Real estate acquired by foreclosure proceedings is classified as real estate owned until it is sold. When property is so acquired, it is initially recorded at the lower of cost or fair value of the real estate, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry the real estate are charged to expense. Greenville Federal had $687,000 of real estate owned at June 30, 2008.
     Greenville Federal has experienced increased activity in the form of foreclosures or accepting a deed-in-lieu of foreclosure on single-family homes in the last year, as has much of the industry on a State of Ohio and national level. We believe that many of the foreclosures result from people fully mortgaging their homes through first and second mortgages and then incurring more credit card debt than they can afford, because of job loss or reduction in wages. Many also have not been able to sell their home at prices sufficient to pay off their loans and selling expenses because home prices have decreased over the past year and tightened lending standards have decreased the number of eligible buyers. Greenville Federal attempts to minimize the effect of increasing foreclosures by generally requiring private mortgage insurance for any mortgage loan with an LTV in excess of 80%.
     Nonaccrual status is considered when a loan is more than 90 days delinquent, although placement on nonaccrual status may come earlier or later than 90 days.

     The following table reflects the amount of loans in a delinquent status as of the date indicated:

	At June 30,
	2008			2007
			Percent			Percent
	Number	Amount	of total loans	Number	Amount	of total loans
	(Dollars in thousands)
Loans delinquent for (1):
30 - 59 days	22	$1,106	1.21%	25	$1,055	1.18%
60 - 89 days	8	222	0.24	10	367	0.41
90 days and over	11	747	0.82	9	403	0.46

Total delinquent loans	41	$2,075	2.27%	44	$1,825	2.05%

(1)	The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.
The following table sets forth information with respect to Greenville Federal’s loans 90 days or more past due and other nonperforming assets at the date indicated.

	At June 30,
	2008	2007
	(Dollars in thousands)
Accruing loans greater than 90 days delinquent:
Real estate:
Residential	$503	$399
Nonresidential	—	—
Consumer	—	—

Total accruing loans greater than 90 days delinquent	503	399

Nonaccrual loans:
Real estate:
Residential (1)	236	63
Nonresidential	—	—
Consumer (1)	8	9

Total nonaccrual loans	244	72

Total nonperforming loans	747	471

Real estate owned	687	247

Total nonperforming assets	$1,434	$718

Total nonperforming loans as a percentage of total loans	0.81%	0.53%
Total nonperforming assets as a percentage of total assets	1.14%	0.55%
Allowance for loan losses as a percentage of nonperforming loans	78.05%	122.93%

(1)	As of June 30, 2008, none of the above loan balances are less than 90 days past due. As of June 30, 2007, the $63,000 amount listed is past due less than 90 days, and $5,000 of consumer loans listed are less than 90 days past due.
     The gross interest income that would have been recorded during fiscal 2008 on nonaccrual loans if they had been current in accordance with their terms and outstanding throughout the period is $22,896. The amount of interest actually recorded on such loans during those periods was $12,997.

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
     Generally, Greenville Federal classifies as “substandard” all loans that are delinquent more than 90 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 90 days may also be classified if the loans have the characteristics described above rendering classification appropriate. At June 30, 2008, all nonperforming loans were included within the classified assets totals.
     The aggregate amount of Greenville Federal’s classified assets at the dates indicated were as follows:

	At June 30,
	2008	2007
	(In thousands)
Classified assets:
Substandard	$2,806	$2,177
Doubtful	—	—
Loss	59	18

Total classified assets	$2,865	$2,195

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
     The single largest component of Greenville Federal’s loan portfolio consists of one- to four-family residential real estate loans. If a borrower provides a down payment of less than 20%, Greenville Federal requires the borrower to purchase private mortgage insurance. In addition, most of these loans, as well as Greenville Federal’s multi-family and nonresidential real estate loans, are secured by property in Greenville Federal’s lending area. These lending practices have contributed to a low historical charge-off history. However, Greenville Federal experienced substantial charge-offs in the fiscal year ended June 30, 2008. There can be no assurance that charge-offs on loans will not continue to increase in the future.
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

     The following table sets forth an analysis of Greenville Federal’s allowance for loan losses for the periods indicated.

	Year ended June 30,
	2008	2007
	(Dollars in thousands)
Total gross loans outstanding	$91,669	$89,234
Average net loans outstanding	$88,761	$85,263

Allowance for loan losses
Balance at beginning of year	$579	$579

Charge-offs
Real estate:
Residential	(23)	—
Nonresidential	—	—
Commercial	(120)
Consumer	(56)	(20)

Total charge-offs	(199)	(20)
Recoveries
Real estate:
Residential	—	—
Nonresidential	—	—
Commercial	—	—
Consumer	14	—
Total recoveries	14	—

Net charge-offs	(185)	(20)

Provision for losses on loans	189	20

Balance at end of year	$583	$579

Ratio of allowance for loan losses to total loans outstanding	0.64%	0.65%

Ratio of net charge-offs to average loans outstanding during the year	0.21%	0.02%

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

	At June 30, 2008
	Amount	Percent of total allowance	Percent of gross loans
	(Dollars in thousands)
One- to four-family real estate	$450	77.2%	82.8%
Multi-family real estate	21	3.6	4.3
Nonresidential real estate	32	5.5	6.5
Commercial	17	2.9	3.1
Consumer	63	10.8	3.3

	$583	100.0%	100.0%

	At June 30, 2007
	Amount	Percent of total allowance	Percent of gross loans
	(Dollars in thousands)
One- to four-family real estate	$504	87.0%	81.6%
Multi-family real estate	2	0.4	4.3
Nonresidential real estate	8	1.4	6.7
Commercial	28	4.8	3.9
Consumer	37	6.4	3.5

	$579	100.0%	100.0%

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
     Mortgage-backed securities present less credit risk than loans originated and held in Greenville Federal’s portfolio. These securities were issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal National Mortgage Association (“Fannie Mae”) or an issuer whose securities are guaranteed as to principal and interest by the Government National Mortgage Association (“Ginnie Mae”). Freddie Mac and Fannie Mae, recently placed into conservatorship by the U.S. Government, guarantee the securities they issue. Ginnie Mae is a U.S. Government agency. Greenville Federal has purchased some adjustable-rate mortgage-backed securities as part of its effort to reduce interest rate risk. If interest rates rise in general, including the interest Greenville Federal pays on its liabilities, the interest rates on the loans backing the mortgage-backed securities will also adjust upward. At June 30, 2008, $517,000 of Greenville Federal’s mortgage-backed securities had adjustable rates.
     The following table sets forth the carrying value and market value of Greenville Federal’s mortgage-backed securities at the dates indicated. All of such securities are designated as held to maturity.

	At June 30,
	2008		2007
	Carrying	Market	Carrying	Market
	value	value	value	value
	(In thousands)
Fannie Mae certificates	$1,088	$1,108	$1,436	$1,443
Ginnie Mae certificates	12	12	16	16
Freddie Mac certificates	180	181	232	233

Total mortgage- backed securities	$1,280	$1,301	$1,684	$1,692

     The following tables set forth information regarding scheduled maturities, amortized costs, market value and weighted-average yields of Greenville Federal’s mortgage-backed securities at June 30, 2008 and 2007. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At June 30, 2008
									Total mortgage-backed
	One year or less		After one to five years		After five to ten years		After ten years		portfolio
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Market	Average
	Value	yield	value	yield	value	yield	value	yield	value	value	yield
	(Dollars in thousands)
Fannie Mae certificates	$—	—%	$—	—%	$—	—%	$1,088	5.59%	$1,088	$1,108	5.59%
Ginnie Mae certificates	1	9.00	—	—	—	—	11	5.13	12	12	5.46
Freddie Mac certificates	2	7.00	1	12.58	154	6.56	23	6.11	180	181	6.61

Total	$3	7.64%	$1	12.58%	$154	6.56%	$1,122	5.58%	$1,280	$1,301	5.73%

	At June 30, 2007
									Total mortgage-backed
	One year or less		After one to five years		After five to ten years		After ten years		portfolio
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Market	Average
	value	yield	value	yield	value	yield	Value	yield	value	Value	yield
	(Dollars in thousands)
Fannie Mae certificates	$—	—%	$—	—%	$—	—%	$1,436	5.17%	$1,436	$1,443	5.17%
Ginnie Mae certificates	—	—	2	9.00	—	—	14	5.13	16	16	5.72
Freddie Mac certificates	—	—	14	7.57	165	6.34	53	6.60	232	233	6.47

Total	$—	—%	$16	7.80%	$165	6.34%	$1,503	5.22%	$1,684	$1,692	5.35%

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
     The following table sets forth the composition of Greenville Federal’s investment securities at the dates indicated:

	At June 30,
	2008				2007
	Carrying	Percent	Market	Percent	Carrying	Percent	Market	Percent
	value	of total	value	of total	value	of total	value	of total
	(Dollars in thousands)
Held to maturity:
U.S. Government agency and sponsored entity securities	$2,000	11.0%	$2,001	11.0%	$11,000	39.2%	$10,828	38.9%
Municipal obligations	21	0.1	21	0.1	31	0.1	31	0.1

Total securities held to maturity	2,021	11.1	2,022	11.1	11,031	39.3	10,859	39.0
Available for sale:
Asset management fund	16,157	88.9	16,157	88.9	17,013	60.7	17,013	61.0

Total investment securities	$18,178	100.0%	$18,179	100.0%	$28,044	100.0%	$27,872	100.0%

     The following table sets forth the contractual maturities, carrying values, market values and average yields for Greenville Federal’s investment securities held to maturity at June 30, 2008.

	At June 30, 2008
	One year or less		After one to five years		After five to ten years		After ten years		Total Portfolio
									Weighted			Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	average life	Carrying	Market	average
	value	Yield	value	yield	value	yield	value	yield	in years	value	value	yield
	(Dollars in thousands)
U.S. Government agency and sponsored entity securities	$2,000	3.74%		$—%	$—	—%	$—	—%	0.25	$2,000	$2,001	3.74%

Municipal obligations	—	—	21	3.63	—	—	—	—	1.83	21	21	3.63

	$2,000	3.74%	$21	3.63%	$—	—%	$—	—%	.27	$2,021	$2,022	3.74%

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
     Deposits. Greenville Federal primarily attracts deposits from within its primary market area through the offering of a broad selection of deposit instruments, including savings accounts, checking accounts, money market deposit accounts and certificates of deposit. Greenville Federal offers individual retirement accounts (“IRAs”) and had $7.4 million in IRA accounts at June 30, 2008. Greenville Federal also participates in a bidding process for short-term public deposits through the Bid Ohio program. On the first Tuesday of each month, the Ohio Treasurer’s office sponsors an online auction for eligible Ohio state depository banks to bid on interim State funds. Such short-term deposits from the State of Ohio increased by $2.0 million to a total of $13.0 million at June 30, 2008, compared to $11.0 million at June 30, 2007. Greenville Federal also participates in a bidding process for local short-term public funds. Such short-term deposits from the Darke County Treasurer totaled $1.0 million at June 30, 2008, while the Corporation held no such deposits at June 30, 2007. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management based on Greenville Federal’s liquidity requirements, growth goals and interest rates paid by competitors. Greenville Federal does not use brokers to attract deposits, and currently has no plans to use them in the future.
     At June 30, 2008, Greenville Federal’s certificates of deposit totaled $53.6 million, or 64.1% of total deposits. Of such amount, approximately $39.1 million mature within one year. Based on past experience and our prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Greenville Federal at maturity.

     The following table sets forth the dollar amount of deposits in the various types of savings programs Greenville Federal offers at the dates indicated.

	At June 30,
	2008		2007
		Percent		Percent
		of total		of total
	Amount	deposits	Amount	deposits
	(Dollars in thousands)
Transaction accounts:
Non-interest-bearing accounts	$4,806	5.7%	$4,248	5.3%
NOW accounts (1)	4,580	5.5	4,844	6.1
Money market accounts (2)	330	0.4	498	0.6
Savings accounts (3)	20,357	24.3	18,818	23.7

Total transaction accounts	30,073	35.9	28,408	35.7

Certificates of deposit:
1.01% - 2.00%	2,721	3.3	—	—
2.01% - 3.00%	23,032	27.5	3,005	3.8
3.01% - 4.00%	19,149	22.9	15,446	19.4
4.01% - 5.00%	8,722	10.4	15,112	18.9
Greater than 5.00%	—	—	17,662	22.2

Total certificates of deposit	53,624	64.1	51,225	64.3

Total deposits (4)	$83,697	100.0%	$79,633	100.0%

(1)	Greenville Federal’s weighted-average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At June 30, 2008 and 2007, the weighted-average rates on NOW accounts were 0.56% and 0.56%, respectively.

(2)	Greenville Federal’s weighted-average interest rate paid on money market accounts fluctuates with the general movement of interest rates. At June 30, 2008 and 2007, the weighted-average rates on money market accounts were 0.60%, and 0.60%, respectively.

(3)	Greenville Federal’s weighted-average rate on savings accounts fluctuates with the general movement of interest rates. The weighted-average interest rate on savings accounts was 1.11%, and 1.08%, at June 30, 2008 and 2007, respectively.

(4)	IRAs are included in the various certificates of deposit balances. IRAs totaled $7.4 million and $7.5 million as of June 30, 2008 and 2007, respectively.

     The following table presents the amount of Greenville Federal’s certificates of deposit of $100,000 or more by the time remaining until maturity as of June 30, 2008 and 2007.

	June 30, 2008		June 30, 2007
	Amount	Average interest rate	Amount	Average interest rate
	(Dollars in thousands)
3 months or less	$9,607	2.86%	$2,742	5.03%
Over 3 to 6 months	5,347	2.09	3,869	4.90
Over 6 to 12 months	1,618	2.96	6,678	5.08
Over 12 months	1,668	4.01	1,259	3.94

Total time deposits $100,000 or greater	$18,240	2.75%	$14,548	4.92%

     Borrowings. The Federal Home Loan Bank System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the Federal Home Loan Bank of Cincinnati, Greenville Federal is authorized to apply for advances from the Federal Home Loan Bank of Cincinnati, provided certain standards of credit-worthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for advances. The extent to which an association is eligible for such advances will depend upon whether it meets the “Qualified Thrift Lender Test” (the “QTL Test”). If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At June 30, 2008, Greenville Federal was in compliance with the QTL Test.
     Greenville Federal has obtained advances from the Federal Home Loan Bank of Cincinnati as set forth in the following table:

	At or for the
	year ended
	June 30,
	2008	2007
	(Dollars in thousands)
Average balance outstanding	$23,782	$27,339
Maximum amount outstanding at any month end during the year	28,250	31,215
Balance outstanding at end of year	19,214	26,125
Weighted-average interest rate during the year	4.65%	4.81%
Weighted-average interest rate at end of year	4.43%	4.78%
Subsidiaries
     Greenville Federal currently has no subsidiaries.
Personnel
     As of June 30, 2008, Greenville Federal had 35 full-time and 7 part-time employees. We believe that relations with the employees are good. The employees are not represented by a collective bargaining unit.

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
     In addition, the investment, lending and branching authority of Greenville Federal is prescribed by federal laws. Greenville Federal is in compliance with all noted restrictions on loans and investments. Federal savings institutions are generally authorized to branch nationwide. Greenville Federal is also required to obtain an independent audit on an annual basis.
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
Regulatory capital requirements
     Federally insured savings institutions, such as Greenville Federal, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards. The Office of Thrift Supervision is also authorized to impose capital requirements in excess of these standards on a case-by-case basis.
     The capital regulations require tangible capital of at least 1.5% of adjusted total assets. In general, tangible capital consists of core capital less intangible assets. Core capital is comprised primarily of stockholders’ equity. At June 30, 2008, Greenville Federal had tangible capital of $13.3 million, or 10.6% of adjusted total assets, which is approximately $11.4 million above the minimum requirement of 1.5% of adjusted total assets.
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
     At June 30, 2008, Greenville Federal had core capital equal to $13.3 million, or 10.6% of adjusted total assets, which is $8.3 million above the 4.0% requirement.
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
     On June 30, 2008, Greenville Federal had total risk-based capital of $13.8 million and risk-weighted assets of $83.5 million, or total capital of 16.6% of risk-weighted assets. This amount was $7.2 million above the 8.0% requirement.
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
     The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on Greenville Federal may have a substantial adverse effect on its operations and profitability. At June 30, 2008, Greenville Federal met the standards for the highest level, a “well-capitalized” institution.
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
     A savings institution proposing to make any capital distribution must submit written notice to the Office of Thrift Supervision prior to such distribution if it is a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not meet their current minimum capital requirements or would not meet their minimum capital requirements, following a proposed capital distribution, or which propose to exceed their net income limitations must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to the distribution during a 30-day notice period based on safety and soundness concerns.
     If GFFC pays dividends to its stockholders, it is also required to pay dividends to Greenville Federal MHC, unless Greenville Federal MHC elects to waive the receipt of dividends. To date, Greenville Federal MHC has waived its right to receive dividends paid by GFFC. Any decision to waive dividends is subject to regulatory approval. Under Office of Thrift Supervision regulations, public stockholders would not be diluted for any dividends waived by Greenville Federal MHC in the event Greenville Federal MHC converts to stock form.
     GFFC is not subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends, but dividends from GFFC may depend, in part, upon receipt of dividends from Greenville Federal because GFFC has little income other than dividends from Greenville Federal, interest paid on the employee stock ownership plan loan, and earnings from the investment of the net proceeds from the offering retained by GFFC. Office of Thrift Supervision regulations limit distributions from Greenville Federal to GFFC. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized. During fiscal 2007, Greenville Federal received OTS approval to make a capital distribution of $4.7 million to GFFC. The capital distribution was declared in June 2007 and paid in July 2007.
Liquidity
     All savings institutions, including Greenville Federal, are required to maintain sufficient liquidity to ensure a safe and sound operation.
Qualified thrift lender test
     All savings institutions, including Greenville Federal, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations and remain eligible for Federal Home Loan Bank advances. This test requires a savings institution either (a) to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis, or (b) to maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2008, Greenville Federal met the test at 89.1%, and has always met the test since its effectiveness.
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
Federal Reserve System
     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At June 30, 2008, Greenville Federal was in compliance with these reserve requirements.
Federal Home Loan Bank System
     Greenville Federal is a member of the Federal Home Loan Bank of Cincinnati, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances are required to provide funds for residential home financing.
     As a member, Greenville Federal is required to purchase and maintain stock in the Federal Home Loan Bank of Cincinnati. At June 30, 2008, Greenville Federal was in compliance with $2.0 million in Federal Home Loan Bank stock.
Patriot Act
     In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) was signed into law in October 2001. The Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-

money laundering requirements. Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related OTS regulations impose the following requirements on OTS regulated financial institutions:
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
     Taxable distributions and recapture. Pre-1988 earnings that were appropriated to the bad debt reserve of Greenville Federal and claimed as a tax deduction are not available for the payment of cash dividends or for distributions (including distributions made on dissolution or liquidation), unless Greenville Federal includes the amount in income, along with the amount deemed necessary to pay the resulting federal income tax. Retained earnings at June 30, 2008, included approximately $1.8 million appropriated to the bad debt reserve of Greenville Federal for which federal income taxes have not been paid. This reserve (base year and supplement) is not recaptured at this time but may be recaptured in the future.
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
     Net operating loss carryovers. A financial institution may carry net operating losses back to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2008, Greenville Federal had no net operating loss carryforwards for federal income tax purposes.
     Greenville Federal’s federal income tax returns for the tax years ended June 30, 2007, 2006, and 2005, are open under the statute of limitations and are subject to review by the Internal Revenue Service. Greenville Federal’s tax returns have not been examined by the Internal Revenue Service in the last five years.
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
Item 1A. Risk Factors.
Inapplicable.

Item 1B. Unresolved Staff Comments
Inapplicable.
Item 2. Properties
     The following table sets forth certain information at June 30, 2008, regarding the properties on which the main office and the branch office of Greenville Federal is located, as well as real property acquired for a possible future branch office. All properties are in good condition and in the opinion of management are adequately insured.

		Date acquired
Location	Owned or leased	or leased	Book value	Deposits
			(Dollars in thousands)
Main Office:
690 Wagner Avenue Greenville, Ohio	Owned	4/11/95	$1,600	$78,021

Branch:
Kroger Store 200 Lease Avenue	Leased (1)	8/11/00	—	$5,676

Vacant Land:
State Rt. Alt. 49N Arcanum, Ohio	Owned	6/18/04	$162	—

(1)	Greenville Federal and Kroger Limited Partnership I signed banking services license modification agreement No. 2 that extended the term of the renewal option to October 26, 2010, from October 26, 2007. The rental fee is $4,300 per month.
Item 3. Legal Proceedings.
     Neither GFFC nor Greenville Federal is presently involved in any legal proceedings of a material nature. From time to time, Greenville Federal is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Greenville Federal.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     (a) The information contained in the Greenville Federal Financial Corporation 2008 Annual Report to Stockholders (the “Annual Report”) under the caption “Market Price of GFFC’s Common Stock and Related Stockholder Matters” is incorporated herein by reference. At August 31, 2008, GFFC had approximately 376 stockholders of record.

The following table sets forth the (a) number of shares of GFFC common stock issuable upon exercise of outstanding stock options, (b) the weighted average exercise price of those stock options, and (c) the number of shares of GFFC common stock remaining for future issuance at June 30, 2008, excluding shares issuable upon exercise of outstanding stock options, under the Greenville Federal Financial Corporation 2006 Equity Plan (the “Equity Plan”). The Equity Plan was approved by the GFFC stockholders in 2006.

(c)
Number of securities
	(a)		remaining available for
	Number of		future issuance under
	securities	(b)	equity compensation
	to be issued upon	Weighted-average	plans (excluding
	exercise of	exercise price of	securities
Plan Category	outstanding options	outstanding options	reflected in column (a)
Equity compensation plans approved by security holders	74,800	$9.45	52,970 (1)

Equity compensation plans not approved by security holders	—	—	—

Total	74,800	$9.45	52,970 (1)

(1)	The Equity Plan authorizes the award of options to purchase 112,622 shares of GFFC common stock, and options to purchase 74,800 shares have been awarded. As of September 16, 2008, no options have yet been exercised. The Equity Plan also authorizes the award of 45,048 retention shares, of which 29,900 shares have been awarded. The retention shares awarded were purchased on the over-the-counter market by the trust established pursuant to the Equity Plan. Retention shares may be purchased on the over-the-counter market or directly from GFFC. The 52,970 shares indicated as available for future issuance include 37,822 shares that still may be issued upon the exercise of options not yet awarded and 15,148 shares that may be issued as retention shares.

(b) Not applicable.

(c) Not applicable.

Item 6. Selected Financial Data.
     Inapplicable.
Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operation.
     The information contained in the Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Inapplicable.
Item 8. Financial Statements and Supplementary Data.
     The Consolidated Financial Statements appearing in the Annual Report, including the report of BKD LLP dated September 10, 2008, are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 9A. Controls and Procedures.
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
Greenville Federal Financial Corporation
Management’s Report on Internal Control Over Financial Reporting
     Management of Greenville Federal Financial Corporation (the “Corporation”) is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
     Under the supervision of the chief executive officer and chief financial officer, management of the Corporation conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Corporation has concluded that the Corporation maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of June 30, 2008.
     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. It is possible, though, to design into the process safeguards to reduce, though not eliminate, the risks from these inherent limitations.
     This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

/s/ David M. Kepler	/s/ Susan J. Allread
David M. Kepler	Susan J. Allread
President & Chief Executive Officer	Chief Financial Officer
September 25, 2008	September 25, 2008
Item 9B. Other Information.
     Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
     The information contained in the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders of GFFC (the “Proxy Statement”) under the captions “Election of Directors and Board Information,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
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
Item 11. Executive Compensation.
     The information contained in the Proxy Statement under the caption “Compensation of Directors and Executive Officers” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information contained in the Proxy Statement under the caption, “Voting Securities and Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information contained in the Proxy Statement under the caption “Compensation of Directors and Executive Officers — Certain transactions with Greenville Federal” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
     The information contained in the Proxy Statement under the caption “Auditors” is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

3.1	Federal Stock Charter

3.2	Federal Stock Bylaws

4	Agreement to furnish long-term debt instruments and agreements

10.1	Employment Agreement for David M. Kepler (Replaced)

10.2	Employment Agreement for David M. Kepler (Current)

10.3	First Amendment to Employment Agreement for David M. Kepler

10.4	Employment Agreement for Susan J. Allread (Replaced)

10.5	Employment Agreement for Susan J. Allread (Current)

10.6	First Amendment to Employment Agreement for Susan J. Allread

10.7	Greenville Federal Financial Corporation Amended and Restated 2006 Equity Plan

10.8	Form of Greenville Federal Financial Corporation 2006 Equity Plan Award Agreement

13	2008 Annual Report to Stockholders (the following parts of which are incorporated herein by reference: “Market Price of GFFC’s Common Stock and Related Stockholder Matters,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Consolidated Financial Statements)

16	Letter from Grant Thornton LLP

20	Proxy Statement for 2008 Annual Meeting of Stockholders

21	Subsidiaries

23.1	Consent of BKD LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Date: September 25, 2008
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Feltman	/s/ David M. Kepler
David Feltman	David M. Kepler
Director	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 25, 2008	Date: September 25, 2008

/s/ George S. Luce, Jr.	/s/ Richard J. O’Brien
George S. Luce, Jr.	Richard J. O’Brien
Director	Director

Date: September 25, 2008	Date: September 25, 2008

/s/ Eunice F. Steinbrecher	/s/ James W. Ward
Eunice F. Steinbrecher	James W. Ward
Director	Director, Chairman of the Board

Date: September 25, 2008	Date: September 25, 2008

/s/ David R. Wolverton	/s/ Susan J. Allread
David R. Wolverton	Susan J. Allread
Director	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

Date: September 25, 2008	Date: September 25, 2008

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter	Incorporated by reference to the Registration Statement on Form 8-A (the “Form 8-A”) filed by the Registrant with the Securities and Exchange Commission (the “SEC”) on December 14, 2005, Exhibit 2

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws	Incorporated by reference to the Form 8-A filed by the Registrant with the SEC on December 14, 2005, Exhibit 3

4	Agreement to Furnish Long-term Debt Instruments and Agreements	Included herewith

10.1	Employment Agreement for David M. Kepler (Replaced)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on September 21, 2006

10.2	Employment Agreement for David M. Kepler (Current)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on December 21, 2007

10.3	First Amendment to Employment Agreement for David M. Kepler	Included herewith

10.4	Employment Agreement for Susan J. Allread (Replaced)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on September 21, 2006

10.5	Employment Agreement for Susan J. Allread (Current)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on December 21, 2007

10.6	First Amendment to Employment Agreement for Susan J. Allread	Included herewith

10.7	Greenville Federal Financial Corporation Amended and Restated 2006 Equity Plan	Included herewith

10.8	Form of Greenville Federal Financial Corporation 2006 Equity Plan Award Agreement	Included herewith

EXHIBIT
NUMBER	DESCRIPTION

13	Greenville Federal Financial Corporation 2008 Annual Report to Stockholders	Included herewith

16	Letter from Grant Thornton LLP	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed by the Registrant on July 11, 2007

20	Proxy Statement for 2008 Annual Meeting of Stockholders	Incorporated by reference to the Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days after the end of the fiscal year

21	Subsidiaries	Included herewith

23.1	Consent of BKD LLP	Included herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith