Form 10-Q
period 2008-09-30
Greenville Federal Financial CORP
filed 2008-11-14
CIK 1330365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 13, 2008, 2,298,411 shares of the small business issuer’s common stock, $0.01 par value, were issued and outstanding.

Greenville Federal Financial Corporation
Index

ITEM 1. Financial Statements
Greenville Federal Financial Corporation
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Cash and due from banks	$2,136	$1,601
Interest-bearing deposits in other financial institutions	2,860	5,619

Cash and cash equivalents	4,996	7,220

Investment securities designated as available for sale — at market	14,511	16,157
Investment securities designated as held to maturity — at amortized cost	1,019	2,021
Mortgage-backed securities designated as held to maturity — at amortized cost	1,219	1,280
Loans receivable — net of allowance for loan losses of $546 and $583 at September 30, 2008 and June 30, 2008, respectively	90,085	89,851
Office premises and equipment — at depreciated cost	1,877	1,907
Real estate acquired through foreclosure	848	687
Stock in Federal Home Loan Bank — at cost	2,003	1,976
Cash surrender value of life insurance	4,042	4,002
Accrued interest receivable	519	549
Deferred federal income taxes	154	157
Prepaid expenses and other assets	337	319

Total assets	$121,610	$126,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$81,913	$83,697
Advances from the Federal Home Loan Bank	18,205	19,214
Advances by borrowers for taxes and insurance	301	398
Accrued interest payable	177	215
Other liabilities	394	691
Accrued federal income taxes	66	55

Total liabilities	101,056	104,270

Commitments and contingencies	––	––

Stockholders’ equity
Preferred stock — authorized 1,000,000 shares, $.01 par value; no shares issued	––	––
Common stock — authorized 8,000,000 shares of $.01 par value; 2,298,411 shares issued and outstanding	23	23
Additional paid-in capital	9,039	9,021
Retained earnings — restricted	12,123	13,443
Shares acquired by Employee Stock Ownership Plan	(631)	(631)

Total stockholders’ equity	20,554	21,856

Total liabilities and stockholders’ equity	$121,610	$126,126

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended
	September 30,
	2008	2007

Interest income
Loans	$1,494	$1,510
Mortgage-backed securities	17	24
Investment securities	178	334
Interest-bearing deposits and other	45	51

Total interest income	1,734	1,919

Interest expense
Deposits	458	614
Borrowings	205	324

Total interest expense	663	938

Net interest income	1,071	981

Provision for losses on loans	––	––

Net interest income after provision for losses on loans	1,071	981

Other income
Customer service charges	156	154
Other operating	71	61

Total other income	227	215

General, administrative and other expense
Employee compensation and benefits	567	524
Occupancy and equipment	99	91
Franchise taxes	48	59
Data processing	145	126
Advertising	19	18
Other operating	205	156
Impairment charge on investment securities	1,392	––
Loss on redemption of investment securities	4	––
Provision for loss on real estate acquired through foreclosure	13	––

Total general, administrative and other expense	2,492	974

Income before income taxes	(1,194)	222

Federal incomes taxes
Current	54	77
Deferred	––	(14)

Total federal income taxes	54	63

NET INCOME (Loss)	$(1,248)	$159

Earnings (Loss) per share — basic and diluted	$(0.56)	$0.07

Dividends declared per share	$0.07	$0.07

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007

Net income (loss)	$(1,248)	$159

Other comprehensive losses, net of related tax benefits:
Unrealized holding losses on securities during the period ending September 30, 2007, net of taxes (benefits) of $(6)	––	(12)

Comprehensive income (loss)	$(1,248)	$147

Accumulated comprehensive loss	$––	$(351)

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Cash Flows
For the three months ended September 30, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net income (loss) for the period	$(1,248)	$159
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of premiums and discounts on investments and mortgage-backed securities — net	(1)	(1)
Amortization of deferred loan origination fees	(16)	(48)
Depreciation and amortization	30	32
Amortization of mortgage servicing rights	4	9
Amortization of ESOP expense	15	––
Amortization of expense related to stock benefit plans	18	––
Other-than-temporary impairment of investment securities designated as available for sale	1,392	––
Sale/redemption of investment securities	250	––
Loss on redemption of investment security	4	––
Provision for loss on real estate acquired through foreclosure	13	––
Federal Home Loan Bank stock dividends	(27)	––
Increase in cash surrender value of life insurance	(40)	(38)
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	24	(16)
Accrued interest receivable on mortgage-backed securities	1	1
Accrued interest receivable on investment securities and other	5	(54)
Prepaid expenses and other assets	(19)	40
Accrued interest payable	(38)	(88)
Other liabilities	(312)	11
Federal income taxes
Current	11	77
Deferred	––	(14)

Net cash provided by operating activities	66	70

Cash flows provided by investing activities:
Purchases of investment securities designated as available for sale	––	(228)
Proceeds from maturity of investment securities designated as held to maturity	1,002	1,002
Proceeds from repayment of mortgage-backed securities	62	140
Loan principal repayments	3,105	3,376
Loan disbursements	(3,493)	(3,705)
Additions to real estate acquired through foreclosure	(4)	––

Net cash provided by investing activities	672	585

Net cash provided by operating and investing activities (balance carried forward)	738	655

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Cash Flows (Continued)
For the three months ended September 30, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007
Net cash provided by operating and investing activities (balance brought forward)	$738	$655

Cash flows used in financing activities:
Net increase in deposit accounts	(1,784)	(15)
Proceeds from Federal Home Loan Bank advances	––	10,500
Repayments of Federal Home Loan Bank advances	(1,009)	(11,060)
Advances by borrowers for taxes and insurance	(97)	(93)
Shares acquired by 2006 Equity Plan	––	––
Dividends on common stock	(72)	(72)

Net cash used in financing activities	(2,962)	(740)

Net decrease in cash and cash equivalents	(2,224)	(85)

Cash and cash equivalents at beginning of period	7,220	3,527

Cash and cash equivalents at end of period	$4,996	$3,442

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$701	$1,026

Federal income taxes	$40	$––

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$173	$––

Unrealized losses on securities designated as available for sale, net of related tax benefits	$—	$(12)

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
For the three-month periods ended September 30, 2008 and 2007
Note 1: Basis of Presentation
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
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GFFC included in the Form 10-K as of and for the year ended June 30, 2008. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year.
Note 2: Principles of Consolidation
The consolidated financial statements include the accounts of GFFC and Greenville Federal. All significant intercompany balances and transactions have been eliminated in consolidation.
Note 3: Earnings Per Share
Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year, less 63,044 and 72,054 weighted-average shares as of September 30, 2008 and 2007, respectively, in the Corporation’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
Weighted-average common shares deemed outstanding totaled 2,220,219 and 2,226,357 for the three months ended September 30, 2008 and 2007, respectively.
Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 2,220,219 and 2,226,357 for the three-month periods ended September 30, 2008 and 2007, respectively. There were 74,800 options that were excluded from the computation of diluted earnings per share for the three-month periods ended September 30, 2008 and 2007, because their exercise price was greater than the average fair value.
Note 4: Recent Accounting Developments
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. SFAS No. 157 clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, SFAS No. 157 establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. As discussed in Note 6, the Corporation adopted SFAS No. 157, effective July 1, 2008, as required, without material effect on the Corporation’s statements of financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or July 1, 2008 as to the Corporation, and interim periods within that fiscal year. The Corporation adopted SFAS No. 159 effective July 1, 2008, as required. The Corporation did not elect the fair value option for any of its financial assets and liabilities; therefore, the adoption had no effect on the financial statements.
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

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
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
Note 5: Commitments
At September 30, 2008, the Corporation had outstanding commitments to extend credit of $4.2 million. Standby letters of credit as of September 30, 2008 totaled $20,000.
Note 6: Disclosures About Fair Value of Assets and Liabilities
Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the period.
FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Available-for-Sale Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include the AMF Ultra Short Mortgage Fund (the “Fund”) based on the net asset value of the fund.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008:

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$14,511,000		$14,511,000
As of September 30, 2008, the Company does not have any financial assets or liabilities for which fair value is measured on a non-recurring basis.
Note 7: Subsequent Events
Greenville Federal’s investment in the AMF Ultra Short Mortgage Fund (the “Fund”), managed by Shay Assets Management, Inc., is recorded on the consolidated financial statements as available-for-sale. Management of Greenville Federal is required to assess unrealized losses on those securities as either temporary or other-than-temporary. The Fund’s unrealized loss at September 30, 2008 was deemed other-than-temporary and the loss was charged to income and a new cost basis of investment established. Since September 30, 2008, the net asset value of the Fund has continued to decline. As of November 6, 2008, the net asset value of Greenville Federal’s percentage of the Fund had declined by approximately $714,000 since September 30, 2008.

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
Critical Accounting Policies
There were no material changes to the Corporation’s critical accounting policies which were disclosed in the Corporation’s Form 10-K filing as of June 30, 2008.
Discussion of Financial Condition Changes from June 30, 2008 to September 30, 2008
The Corporation’s assets totaled $121.6 million at September 30, 2008, a decrease of $4.5 million, or 3.6%, from the $126.1 million total at June 30, 2008. The decrease in assets resulted primarily from a decrease in investment securities and cash and cash equivalents, partially offset by an increase in loans receivable.
Investment securities totaled $15.5 million at September 30, 2008, a decrease of $2.7 million, or 14.6%, from the total at June 30, 2008. The decrease in investment securities was due primarily to a $1.4 million non-cash other-than-temporary impairment charge on equity securities and a $1.0 million maturity of a U.S. Government sponsored entity obligation. Cash and cash equivalents, consisting of cash and due from banks and interest-bearing deposits in other financial institutions decreased by $2.2 million, or 30.8%, over the three-month period ended September 30, 2008.
Loans receivable totaled $90.1 million at September 30, 2008, compared to $89.9 million at June 30, 2008, an increase of $234,000, or 0.3%. The increase was primarily attributable to a $371,000 growth in one- to four-family residential real estate loans, partially offset by a $170,000 decrease in commercial loans. Loan disbursements during the period totaling $3.5 million were partially offset by principal repayments of $3.1 million and loans transferred into real estate owned of $173,000.
Nonresidential real estate, multi-family residential real estate and commercial lending generally involves a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. Greenville Federal endeavors to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation. The majority of these loans have been made to existing customers. Consumer lending also may entail greater risk than residential lending. The risk of default on consumer lending increases during periods of recession, high unemployment and other adverse economic conditions. While Greenville Federal did not realize increases in nonresidential, consumer and

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
commercial loans during the quarter ended September 30, 2008, management intends to pursue a limited rate of growth over the next year in these loans, but is committed to retaining its historical focus on one- to four-family residential lending.
The allowance for loan losses totaled $546,000 at September 30, 2008, a decrease of $37,000, or 6.4%, from the June 30, 2008 balance of $583,000, and represented 0.60% and 0.64% of total loans at those respective dates. Greenville Federal’s nonperforming loans totaled $519,000 and $747,000 at September 30, 2008 and June 30, 2008, respectively. In determining the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and nonresidential loans are evaluated individually for potential impairment. Second, the allowance for loan losses is evaluated using Greenville Federal’s historic loss experience, adjusted for changes in economic trends in Greenville Federal’s lending area, by applying these adjusted loss percentages to the loan types to be evaluated collectively in the portfolio. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at September 30, 2008. Although management believes that the allowance for loan losses at September 30, 2008, was adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect Greenville Federal’s results of operations.
Deposits totaled $81.9 million at September 30, 2008, a decrease of $1.8 million, or 2.1%, from June 30, 2008. Greenville Federal participates in a bidding process for short-term public deposits through the Bid Ohio program. On the first and third Tuesday of each month, the Ohio Treasurer’s office sponsors an online auction for eligible Ohio state depository banks to bid on interim State funds. Such short-term deposits from the State of Ohio totaled $9.6 million at September 30, 2008 down from $13.0 million at June 30, 2008.
Advances from the Federal Home Loan Bank totaled $18.2 million at September 30, 2008, a decrease of $1.0 million, or 5.3%, compared to June 30, 2008.
Shareholders’ equity totaled $20.6 million at September 30, 2008, a decrease of $1.3 million, or 6.0%, from June 30, 2008. The decrease resulted from a net loss of $1.2 million for the three months ended September 30, 2008, and by dividends paid on common stock of $72,000.
Greenville Federal is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2008, Greenville Federal’s regulatory capital continued to substantially exceed all minimum regulatory capital requirements.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
The following table summarizes Greenville Federal’s regulatory capital requirements and actual capital at September 30, 2008:

				September 30, 2008
					Minimum Required To
			Minimum Required For		Be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tangible capital	$12,065	9.9%	$1,824	1.5%	$6,081	5.0%

Core capital	$12,065	9.9%	$4,864	4.0%	$7,297	6.0%

Risk-based capital	$12,543	17.7%	$5,659	8.0%	$7,074	10.0%
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2008 and 2007
General
The Corporation recorded net loss of $1.2 million for the three months ended September 30, 2008, a decrease of $1.4 million, compared to net income of $159,000 for the same period in 2007. The decline in net income was due primarily to a $1.4 million non-cash impairment charge on investment securities and an increase in other components of general, administrative, and other expense of $126,000, which were partially offset by a $90,000 increase in net interest income, a $12,000 increase in other income and a $9,000 decrease in federal income taxes.
Excluding the $1.4 million non-cash impairment charge on investment securities, the Corporation would have recorded net income of $144,000.
Net Interest Income
Interest income totaled $1.7 million for the three months ended September 30, 2008, a decrease of $185,000, or 9.6%, compared to the three months ended September 30, 2007. Interest income on loans decreased by $16,000, or 1.1%, due primarily to a decrease in the weighted-average yield on loans from 6.88% to 6.66%, partially offset by a $2.0 million increase in the average balance of loans outstanding. Interest income on investment securities decreased by $156,000, or 46.7%, due primarily to a $10.9 million decrease in the average balance outstanding, coupled with a decrease in the weighted-average yield on such securities from 4.85% in the 2007 three-month period to 4.30% in the 2008 three-month period.
Interest expense totaled $663,000 for the three months ended September 30, 2008, a decrease of $275,000, or 29.3%, compared to the three months ended September 30, 2007. This decrease was a result of a decrease in the weighted-average cost of funds to 2.74% for the three months ended September 30, 2008, from 3.70% for the three months ended September 30, 2007, coupled with a $4.7 million decrease in the average balance of interest-bearing liabilities outstanding year to year.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
As a result of the foregoing changes in interest income and interest expense, net interest income increased by $90,000, or 9.2%, compared to the same period in 2007. The interest rate spread increased to 3.36% for the three months ended September 30, 2008, compared to 2.70% for the three months ended September 30, 2007. The net interest margin increased to 3.77% for the three months ended September 30, 2008, from 3.27% for the three months ended September 30, 2007.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to maintain the total allowance for loan losses at a level calculated by management based on historical experience, the volume and type of lending conducted by Greenville Federal, the status of past due principal and interest payments and management’s assessment of economic factors in Greenville Federal’s lending area that may affect the collectibility of Greenville Federal’s loan portfolio. Management did not record a provision for losses on loans for the three months ended September 30, 2008 or 2007. The allowance for loan losses totaled $546,000 at September 30, 2008, compared to $583,000 at June 30, 2008. Greenville Federal’s nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $519,000 at September 30, 2008, a decrease of $228,000 compared to June 30, 2008. Management believes all nonperforming loans are adequately collateralized; however, there can be no assurance that the allowance for loan losses will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.
Other Income
Other income totaled $227,000 for the three months ended September 30, 2008, an increase of $12,000, or 5.6%, compared to the same quarter in 2007. This increase was due primarily to an increase in other operating income of $10,000, or 16.4%.
General, Administrative and Other Expense
General, administrative and other expense, net of the $1.4 million non-cash impairment charge on investment securities, totaled $1.1 million for the three months ended September 30, 2008, an increase of $126,000, or 12.9%, compared to the same quarter in 2007. The increase in general, administrative and other expense was due primarily to a $49,000, or 31.3%, increase in other operating expense, a $43,000, or 8.2%, increase in employee compensation and benefits, a $19,000, or 15.1%, increase in data processing expense, and a $13,000, or 100%, increase in provision for losses on real estate acquired through foreclosure, which were partially offset by an $11,000, or 18.6%, decrease in franchise taxes. The increase in other operating expense was due primarily to an increase in professional fees expense of $26,000 and an increase of $15,000 for expenses related to those properties currently held as real estate owned. The increase in employee compensation and benefits was due primarily to increased employee compensation. The increase in data processing expense was due primarily to increased usage of the ATM network, as well as an increase in the rate structure from the previous year. The decrease in franchise taxes was due primarily to a decrease in shareholder’s equity from year to year.
The non-cash impairment charge on investment securities resulted from an investment by the Corporation’s subsidiary, Greenville Federal, in the AMF Ultra Short Mortgage Fund (the “Fund”). Rating agency downgrades of the underlying mortgage-related securities held in the Fund had significantly decreased the net asset value of the Fund. In May 2008, the manager of the Fund informed Greenville Federal that the “redemption in kind” feature of the Fund had been activated, meaning that any investor in the Fund wanting to redeem its investment in the Fund would receive payment mostly in the form of the securities held in the Fund’s portfolio in the amount of its representative interest in the securities held by the Fund, rather than in the form of cash. It is the policy of the

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Fund to pay cash in an amount not to exceed $250,000 over a ninety-day period to each investor requesting redemption. Greenville Federal recorded a non-cash impairment charge of $1.8 million during the quarter ended June 30, 2008. This quarter the Fund continued to decline in fair value and as a result, the Board of Directors of Greenville Federal determined that the impairment in the value of the Fund was other-than-temporary, requiring the expensing of an additional $1.4 million impairment charge.
At September 30, 2008, after the non-cash impairment charge, GFFC recorded the value of Greenville Federal’s investment in the Fund as $14.5 million.
Federal Income Taxes
The provision for federal income taxes totaled $54,000 for the three months ended September 30, 2008, a decrease of $9,000, or 14.3%, compared to the same quarter in 2007. The decrease resulted primarily from a $1.4 million decrease in pre-tax earnings year to year. For the three months ended September 30, 2008, the effective tax rate was 27.2%, adjusted for other-than-temporary impairment, compared to 28.4% for the three months ended September 30, 2007, which reflected the effects of non-taxable income.
Current Financial Market Turmoil
The financial market turmoil and tightening of credit within the industry have led to a lack of consumer confidence, increased volatility and widespread reduction of business activity. As a result, the Corporation could incur additional expenses that would adversely affect our net income. In October 2008, the FDIC issued a proposed rule that would increase premiums paid by insured institutions and make other changes to the assessment system. In addition, the FDIC has adopted the Temporary Liquidity Guarantee Program, pursuant to which it provides unlimited insurance on deposits in noninterest-bearing transaction accounts not otherwise covered by the existing deposit insurance limit of $250,000. The Corporation has chosen to participate. Such participation will increase our expenses and decrease net income. In addition, our credit risk may be increased when our loan collateral cannot be sold or is sold at prices not sufficient to recover the full amount of the loan balance. If loan collateral cannot be sold at a price sufficient to recover the full amount of the loan balance, this may adversely affect our profitability. The Corporation remains well-capitalized to be able to absorb these potential losses.
Also in October 2008, the United States Treasury announced a voluntary Capital Purchase Program to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under the program, Treasury will purchase up to $250 billion of senior preferred shares on standardized terms as described in the program’s term sheet. The program will be available to qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities that elect to participate before 5:00 pm (EDT) on November 14, 2008. Treasury will determine eligibility and allocations for interested parties after consultation with the appropriate federal banking agency. At this time, the Company has determined not to participate in this program.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Not applicable.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
ITEM 4T. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Registrant have evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of September 30, 2008, and have concluded that the disclosure controls and procedures in place at September 30, 2008, were effective.
There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Greenville Federal Financial Corporation
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     Not applicable
ITEM 1A. Risk Factors
     Not applicable
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable
ITEM 3. Defaults Upon Senior Securities
     Not applicable

Greenville Federal Financial Corporation
PART II — OTHER INFORMATION (CONTINUED)
ITEM 4. Submission of Matters to a Vote of Security Holders
     Not applicable
ITEM 5. Other Information
     Not applicable
ITEM 6. Exhibits

3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws

4	Agreement to Furnish Long-Term Debt Instruments and Agreements

10.1	First Amendment to Employment Agreement with David M. Kepler

10.2	First Amendment to Employment Agreement with Susan J. Allread

10.3	Greenville Federal Financial Corporation Amended and Restated 2006 Equity Plan

10.4	Form of Greenville Federal Financial Corporation 2006 Equity Plan Award Agreement

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Greenville Federal Financial Corporation
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENVILLE FEDERAL FINANCIAL CORPORATION

Date: November 14, 2008	By:	/s/David M. Kepler David M. Kepler
President and Chief Executive Officer

Date: November 14, 2008	By:	/s/Susan J. Allread Susan J. Allread
Chief Financial Officer

INDEX TO EXHIBITS

3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter (Incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2006)

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2006)

4	Agreement to Furnish Long-Term Debt Instruments and Agreements

10.1	First Amendment to Employment Agreement with David M. Kepler (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on September 25, 2008)

10.2	First Amendment to Employment Agreement with Susan J. Allread (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 25, 2008)

10.3	Greenville Federal financial Corporation Amended and Restated 2006 Equity Plan (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on September 25, 2008)

10.4	Form of Greenville Federal Financial Corporation 2006 Equity Plan Award Agreement (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on September 25, 2008)

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002