Form 10-Q
period 2008-12-31
Greenville Federal Financial CORP
filed 2009-02-13
CIK 1330365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 12, 2009, 2,298,411 shares of the small business issuer’s common stock, $0.01 par value, were issued and outstanding.

Greenville Federal Financial Corporation

ITEM 1. Financial Statements
Greenville Federal Financial Corporation
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Cash and due from banks	$2,058	$1,601
Interest-bearing deposits in other financial institutions	4,288	5,619

Cash and cash equivalents	6,346	7,220
Investment securities designated as available for sale — at market	12,801	16,157
Investment securities designated as held to maturity — at amortized cost	16	2,021
Mortgage-backed securities designated as held to maturity — at amortized cost	2,182	1,280
Loans receivable — net of allowance for loan losses of $558 and $583 at December 31, 2008 and June 30, 2008, respectively	90,463	89,851
Office premises and equipment — at depreciated cost	1,930	1,907
Real estate acquired through foreclosure	576	687
Stock in Federal Home Loan Bank — at cost	2,003	1,976
Cash surrender value of life insurance	4,079	4,002
Accrued interest receivable	501	549
Deferred federal income taxes	168	157
Prepaid expenses and other assets	291	319

Total assets	$121,356	$126,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$80,608	$83,697
Advances from the Federal Home Loan Bank	20,504	19,214
Advances by borrowers for taxes and insurance	468	398
Accrued interest payable	151	215
Other liabilities	580	691
Accrued federal income taxes	—	55

Total liabilities	102,311	104,270

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock — authorized 1,000,000 shares, $.01 par value; no shares issued	—	—
Common stock — authorized 8,000,000 shares of $.01 par value; 2,298,411 shares issued and outstanding	23	23
Additional paid-in capital	9,057	9,021
Retained earnings — restricted	10,596	13,443
Shares acquired by Employee Stock Ownership Plan	(631)	(631)

Total stockholders’ equity	19,045	21,856

Total liabilities and stockholders’ equity	$121,356	$126,126

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Interest income
Loans	$1,494	$1,531	$2,988	$3,041
Mortgage-backed securities	23	23	40	47
Investment securities	171	310	349	644
Interest-bearing deposits and other	28	53	73	104

Total interest income	1,716	1,917	3,450	3,836

Interest expense
Deposits	447	625	905	1,239
Borrowings	202	305	407	629

Total interest expense	649	930	1,312	1,868

Net interest income	1,067	987	2,138	1,968
Provision for losses on loans	50	—	50	—

Net interest income after provision for losses on loans	1,017	987	2,088	1,968

Other income
Customer service charges	147	161	303	315

Gain on sale of real estate acquired through foreclosure	4	—	4	—
Other operating	76	69	147	130

Total other income	227	230	454	445

General, administrative and other expense
Employee compensation and benefits	610	517	1,177	1,041
Occupancy and equipment	97	95	196	186
Franchise taxes	48	58	96	117
Data processing	95	129	240	255
Advertising	18	15	37	33
Loss on redemption of investment securities	4	—	8	—
Impairment charge on investment securities	1,456	—	2,848	—
Provision for loss on real estate acquired through foreclosure	170	—	183	—
Other operating	238	166	443	322

Total general, administrative and other expense	2,736	980	5,228	1,954

Income (loss) before income taxes	(1,492)	237	(2,686)	459
See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Federal income taxes
Current	(36)	90	18	167
Deferred	—	(23)	—	(37)

Total federal income taxes	(36)	67	18	130

NET INCOME (LOSS)	$(1,456)	$170	$(2,704)	$329

Earnings per share — basic and diluted	$(0.66)	$0.08	$(1.22)	$0.15

Dividends declared per share	$0.07	$0.07	$0.14	$0.14

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income (loss)	$(1,456)	$170	$(2,704)	$329

Other comprehensive income (losses), net of related tax benefits:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $0, $6, $0 and $0 for the respective periods	—	12	—	—

Comprehensive income	$(1,456)	$182	$(2,704)	$329

Accumulated comprehensive loss	$—	$(339)	$—	$(339)

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Cash Flows
For the six months ended December 31, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income (loss) for the period	$(2,704)	$329
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of premiums and discounts on investments and mortgage-backed securities — net	(1)	(1)
Amortization of deferred loan origination fees	(23)	(17)
Depreciation and amortization	60	64
Amortization of mortgage servicing rights	7	14
Amortization of expense related to stock benefit plans	36	—
Other-than-temporary impairment of investment securities designated as available for sale	2,848	—
Loss on redemption of investment security	8	—
Provision for losses on loans	50	—
Provision for loss on real estate acquired through foreclosure	183	—
Gain on disposition of real estate acquired through foreclosure	(4)	—
Federal Home Loan Bank stock dividends	(27)	—
Increase in cash surrender value of life insurance	(77)	(77)
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	30	(18)
Accrued interest receivable on mortgage-backed securities	(4)	1
Accrued interest receivable on investment securities and other	22	15
Prepaid expenses and other assets	10	172
Accrued interest payable	(64)	(73)
Other liabilities	(111)	121
Federal income taxes
Current	(55)	100
Deferred	—	(37)

Net cash provided by operating activities	184	593

Cash flows used in investing activities:
Purchases of investment securities designated as available for sale	—	(450)
Purchases of mortgage-backed securities designated as held to maturity	(1,004)	—
Sale/redemption of investment securities	500	—
Proceeds from maturity of investment securities designated as held to maturity	2,005	2,005
Proceeds from repayment of mortgage-backed securities	103	200
Loan principal repayments	6,032	6,420
Loan disbursements	(6,881)	(7,612)
Purchase of office equipment	(83)	—
Additions to real estate acquired through foreclosure		(13)
Proceeds from sale of real estate acquired through foreclosure	155	—

Net cash provided by investing activities	814	563

Net cash provided by operating and investing activities (balance carried forward)	998	1,156

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Cash Flows (Continued)
For the six months ended December 31, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007
Net cash provided by operating and investing activities (balance brought forward)	$998	$1,156

Cash flows provided by financing activities:
Net increase (decrease) in deposit accounts	(3,089)	(1,875)
Proceeds from Federal Home Loan Bank advances	3,500	18,500
Repayments of Federal Home Loan Bank advances	(2,210)	(17,815)
Advances by borrowers for taxes and insurance	70	73
Shares acquired by 2006 Equity Plan	—	(183)
Dividends on common stock	(143)	(145)

Net cash used in financing activities	(1,872)	(1,445)

Net decrease in cash and cash equivalents	(874)	(289)

Cash and cash equivalents at beginning of period	7,220	3,527

Cash and cash equivalents at end of period	$6,346	$3,238

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$1,376	$1,941

Federal income taxes	$92	$—

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$210	$—

Unrealized gains on securities designated as available for sale, net of related tax effects	$—	$—

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
For the six- and three-month periods ended December 31, 2008 and 2007
Note 1: Basis of Presentation
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
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GFFC included in the Form 10-K as of and for the year ended June 30, 2008. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six-month and three-month periods ended December 31, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year.
Note 2: Principles of Consolidation
The consolidated financial statements include the accounts of GFFC and Greenville Federal. All significant intercompany balances and transactions have been eliminated in consolidation.
Note 3: Earnings Per Share
Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less 60,794 and 69,804 weighted-average shares for the three months ended December 31, 2008 and 2007 respectively, and less 61,919 and 70,929 weighted-average shares for the six months ended December 31, 2008 and 2007 respectively, in the Corporation’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
Weighted-average common shares deemed outstanding totaled 2,222,469 and 2,215,358 for the three months ended December 31, 2008 and 2007 respectively. Weighted-average common shares deemed outstanding totaled 2,221,344 and 2,220,857 for the six months ended December 31, 2008 and 2007, respectively.
Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 2,222,469 and 2,221,344 for the three-month and six-month periods ended December 31, 2008, respectively. There were 74,800 options that were excluded from the computation of diluted earnings per share for the three-month and six-month periods ended December 31, 2008, because their exercise price was greater than the average fair value.
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

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
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
Note 5: Commitments
At December 31, 2008, the Corporation had outstanding commitments to extend credit of $3.4 million. Standby letters of credit as of December 31, 2008 totaled $20,000.
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

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008:

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$12,801,000		$12,801,000
As of December 31, 2008, the Company does not have any financial assets or liabilities for which fair value is measured on a non-recurring basis.

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
Discussion of Financial Condition Changes from June 30, 2008 to December 31, 2008
The Corporation’s assets totaled $121.4 million at December 31, 2008, a decrease of $4.8 million, or 3.8%, from the $126.1 million total at June 30, 2008. The decrease in assets resulted primarily from a decrease in investment securities and cash and cash equivalents, partially offset by an increase in mortgage-backed securities and loans receivable.
Investment securities totaled $12.8 million at December 31, 2008, a decrease of $5.4 million, or 29.5%, from the total at June 30, 2008. The decrease in investment securities was due primarily to a $2.8 million non-cash other-than-temporary impairment charge on equity securities and $2.0 million in maturing U.S. Government sponsored entity obligations. Cash and cash equivalents, consisting of cash and due from banks and interest-bearing deposits in other financial institutions, decreased by $874,000, or 12.1%, over the six-month period ended December 31, 2008.
Loans receivable totaled $90.5 million at December 31, 2008, compared to $89.9 million at June 30, 2008, an increase of $612,000, or 0.7%. The increase was primarily attributable to a $1.2 million growth in one- to four-family residential real estate loans, partially offset by a $271,000 decrease in one- to four-family construction loans and a $228,000 decrease in commercial loans. Loan disbursements during the period totaling $6.9 million were partially offset by principal repayments of $6.0 million and loans transferred into real estate owned of $210,000.
Nonresidential real estate, multi-family residential real estate and commercial lending generally involves a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. Greenville Federal endeavors to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation. The majority of these loans have been made to existing customers. Consumer lending also may entail greater risk than residential lending. The risk of

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
default on consumer lending increases during periods of recession, high unemployment and other adverse economic conditions. Management intends to pursue a limited rate of growth in nonresidential, consumer and commercial loans over the next year, but Greenville Federal is committed to retaining its historical focus on one- to four-family residential lending.
The allowance for loan losses totaled $558,000 at December 31, 2008, a decrease of $25,000, or
4.3%, from the June 30, 2008 balance of $583,000, and represented 0.61% and 0.64% of total loans at those respective dates. Greenville Federal’s nonperforming loans totaled $786,000 and $747,000 at December 31, 2008 and June 30, 2008, respectively. In determining the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and nonresidential loans are evaluated individually for potential impairment. Second, the allowance for loan losses is evaluated using Greenville Federal’s historic loss experience, adjusted for changes in economic trends in Greenville Federal’s lending area, by applying these adjusted loss percentages to the loan types to be evaluated collectively in the portfolio. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at December 31, 2008. Although management believes that the allowance for loan losses at December 31, 2008, was adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect Greenville Federal’s results of operations.
Deposits totaled $80.6 million at December 31, 2008, a decrease of $3.1 million, or 3.7%, from June 30, 2008. Greenville Federal participates in a bidding process for short-term public deposits through the Bid Ohio program. On the first and third Tuesday of each month, the Ohio Treasurer’s office sponsors an online auction for eligible Ohio state depository banks to bid on interim State funds. Such short-term deposits from the State of Ohio totaled $9.5 million at December 31, 2008, down from $13.0 million at June 30, 2008. Greenville Federal also participates in a bidding process for local short-term public funds. Such short-term deposit from the City of Greenville totaled $2.8 million at December 31, 2008, while the Corporation held no such deposits at June 30, 2008. Such short-term deposits from the Darke County Treasurer totaled $1.0 million at both December 31, 2008, and June 30, 2008.
Advances from the Federal Home Loan Bank totaled $20.5 million at December 31, 2008, an increase of $1.3 million, or 6.7%, compared to June 30, 2008.
Shareholders’ equity totaled $19.0 million at December 31, 2008, a decrease of $2.8 million, or 12.9%, from June 30, 2008. The decrease resulted from a net loss of $2.7 million for the six months ended December 31, 2008, and from dividends paid on common stock of $143,000.
Greenville Federal is required to maintain minimum regulatory capital pursuant to federal regulations. At December 31, 2008, Greenville Federal’s regulatory capital continued to substantially exceed all minimum regulatory capital requirements.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
The following table summarizes Greenville Federal’s regulatory capital requirements and actual capital at December 31, 2008:

			December 31, 2008
			Minimum Required For		Minimum Required To Be Well
			Capital Adequacy		Capitalized Under Prompt
	Actual		Purposes		Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tangible capital	$10,608	8.7%	$1,820	1.5%	$6,068	5.0%

Core capital	$10,608	8.7%	$4,854	4.0%	$7,282	6.0%

Risk-based capital	$11,109	15.9%	$5,601	8.0%	$7,002	10.0%
Comparison of Operating Results for the Three-Month Periods Ended December 31, 2008 and 2007
General
The Corporation recorded a net loss of $1.5 million for the three months ended December 31, 2008, compared to net income of $170,000 for the same period in 2007. The decline in net income was due primarily to a $1.5 million non-cash impairment charge on investment securities, an increase in other components of general, administrative, and other expense of $300,000, and a $50,000 increase in the provision for losses on loans, which were partially offset by an $80,000 increase in net interest income and a $103,000 decrease in federal income taxes.
Net Interest Income
Interest income totaled $1.7 million for the three months ended December 31, 2008, a decrease of $201,000, or 10.5%, compared to the three months ended December 31, 2007. Interest income on loans decreased by $37,000, or 2.4%, due primarily to a decrease in the weighted-average yield on loans from 6.92% to 6.62%, partially offset by a $1.8 million increase in the average balance of loans outstanding. Interest income on investment securities decreased by $139,000, or 44.8%, due primarily to a $12.7 million decrease in the average balance outstanding, partially offset by an increase in the weighted-average yield on such securities from 4.61% in the 2007 three-month period to 4.78% in the 2008 three-month period.
Interest expense totaled $649,000 for the three months ended December 31, 2008, a decrease of
$281,000, or 30.2%, compared to the three months ended December 31, 2007. This decrease was a result of a decrease in the weighted-average cost of funds to 2.56% for the three months ended December 31, 2008, from 3.68% for the three months ended December 31, 2007, partially offset by a $416,000 increase in the average balance of interest-bearing liabilities outstanding year to year.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
As a result of the foregoing changes in interest income and interest expense, net interest income increased by $80,000, or 8.1%, compared to the same period in 2007. The interest rate spread increased to 3.59% for the three months ended December 31, 2008, compared to 2.71% for the three months ended December 31, 2007. The net interest margin increased to 3.83% for the three months ended December 31, 2008, from 3.29% for the three months ended December 31, 2007.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to maintain the total allowance for loan losses at a level calculated by management based on historical experience, the volume and type of lending conducted by Greenville Federal, the status of past due principal and interest payments and management’s assessment of economic factors in Greenville Federal’s lending area that may affect the collectibility of Greenville Federal’s loan portfolio. Management recorded a provision for losses on loans of $50,000 for the three months ended December 31, 2008. There was no provision recorded for the three months ended December 31, 2007. The allowance for loan losses totaled $558,000 at December 31, 2008, compared to $583,000 at June 30, 2008. Greenville Federal’s nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $786,000 at December 31, 2008, an increase of $39,000 compared to June 30, 2008. Management believes all nonperforming loans are adequately collateralized; however, there can be no assurance that the allowance for loan losses will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.
Other Income
Other income totaled $227,000 for the three months ended December 31, 2008, a decrease of $3,000, or 1.3%, compared to the same quarter in 2007. This decrease was due primarily to a decrease in customer service charges of $14,000, or 8.7%, partially offset by a $7,000, or 10.1%, increase in other operating income.
General, Administrative and Other Expense
General, administrative and other expense, net of the $1.5 million non-cash impairment charge on investment securities, totaled $1.3 million for the three months ended December 31, 2008, an increase of $300,000, or 30.6%, compared to the same quarter in 2007. The increase in general, administrative and other expense was due primarily to a $170,000, or 100.0%, increase in provision for losses on real estate acquired through foreclosure, a $93,000, or 18%, increase in employee compensation and benefits, and a $72,000, or 43.4%, increase in other operating expense, which were partially offset by a $34,000, or 26.4%, decrease in data processing expense and a $10,000, or 17.2%, decrease in franchise taxes. The increase in other operating expense was due primarily to an increase in professional fees expense of $45,000 and an increase of $27,000 for expenses related to real estate acquired by foreclosure or deed in lieu of foreclosure. The increase in employee compensation and benefits was due primarily to increased employee compensation. The decrease in data processing expense was due primarily to contract renewal discounts. The decrease in franchise taxes was due primarily to a decrease in shareholder’s equity from year to year.
The non-cash impairment charge on investment securities resulted from an investment by the Corporation’s subsidiary, Greenville Federal, in the AMF Ultra Short Mortgage Fund (the “Fund”). Rating agency downgrades of the underlying mortgage-related securities held in the Fund had significantly decreased the net asset value of the Fund. In May 2008, the manager of the Fund informed Greenville Federal that the “redemption in kind” feature of the Fund had been activated, meaning that any investor in the Fund wanting to redeem its investment in the Fund would receive payment mostly in the form of the securities held in the Fund’s portfolio in the amount of

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
its representative interest in the securities held by the Fund, rather than in the form of cash. It is the policy of the Fund to pay cash in an amount not to exceed $250,000 over a ninety-day period to each investor requesting redemption. Greenville Federal recorded a non-cash impairment charge of $1.4 million and withdrew $250,000 in cash during the quarter ended September 30, 2008. Greenville Federal recorded a non-cash impairment charge of $1.5 million and withdrew $250,000 in cash during the quarter ended December 31, 2008. At December 31, 2008, after the non-cash impairment charges and the cash withdrawals, GFFC recorded the value of Greenville Federal’s investment in the Fund as $12.8 million. The Corporation can provide no assurance with respect to the future net asset value of the Fund nor whether Greenville Federal will record further non-cash impairment charges if management determines that any declines in the net asset value of the Fund after December 31, 2008, are other-than-temprorary.
Federal Income Taxes
The Corporation recorded a net federal income tax benefit of $(36,000) for the three months ended December 31, 2008, compared to a net tax provision of $67,000 in the same quarter in 2007. The difference of $103,000 resulted primarily from a $200,000 decrease in pre-tax earnings year to year.
Comparison of Operating Results for the Six-Month Periods Ended December 31, 2008 and 2007
General
The Corporation recorded a net loss of $2.7 million for the six months ended December 31, 2008, compared to net income of $329,000 for the same period in 2007. The decline in net income was due primarily to a $2.8 million non-cash impairment charge on investment securities, an increase in other components of general, administrative, and other expense of $426,000, and a $50,000 increase in provision for losses on loans, which were partially offset by a $170,000 increase in net interest income, a $9,000 increase in other income and a $112,000 decrease in federal income taxes.
Excluding the $2.8 million non-cash impairment charge on investment securities, the Corporation would have recorded net income of $144,000.
Net Interest Income
Interest income totaled $3.5 million for the six months ended December 31, 2008, a decrease of $386,000, or 10.1%, compared to the six months ended December 31, 2007. Interest income on loans decreased by $53,000, or 1.7%, due primarily to a decrease in the weighted-average yield on loans from 6.90% to 6.64%, partially offset by a $1.9 million increase in the average balance of loans outstanding. Interest income on investment securities decreased by $295,000, or 45.8%, due primarily to a $11.8 million decrease in the average balance outstanding, coupled with a decrease in the weighted-average yield on such securities from 4.73% in the 2007 six-month period to 4.52% in the 2008 six-month period.
Interest expense totaled $1.3 million for the six months ended December 31, 2008, a decrease of $556,000, or 29.8%, compared to the six months ended December 31, 2007. This decrease was a result of a decrease in the weighted-average cost of funds to 2.65% for the six months ended December 31, 2008, from 3.69% for the six

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
months ended December 31, 2007, coupled with a $2.1 million decrease in the average balance of interest-bearing liabilities outstanding year to year.
As a result of the foregoing changes in interest income and interest expense, net interest income increased by $170,000, or 8.6%, compared to the same period in 2007. The interest rate spread increased to 3.48% for the six months ended December 31, 2008, compared to 2.70% for the six months ended December 31, 2007. The net interest margin increased to 3.80% for the six months ended December 31, 2008, from 3.28% for the six months ended December 31, 2007.
Provision for Losses on Loans
Management recorded a provision for losses on loans of $50,000 for the six months ended December 31, 2008. There was no provision for losses on loans recorded for the six months ended December 31, 2007. The allowance for loan losses totaled $558,000 at December 31, 2008, compared to $583,000 at June 30, 2008. Greenville Federal’s nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $786,000 at December 31, 2008, a decrease of $39,000 compared to June 30, 2008.
Other Income
Other income totaled $454,000 for the six months ended December 31, 2008, an increase of $9,000, or 2.0%, compared to the same quarter in 2007. This increase was due primarily to an increase in other operating income of $17,000, or 13.1%, partially offset by a decrease of $12,000, or 3.8%, in customer service charges.
General, Administrative and Other Expense
General, administrative and other expense, net of the $2.8 million non-cash impairment charge on investment securities, totaled $2.4 million for the six months ended December 31, 2008, an increase of $426,000, or 21.8%, compared to the same quarter in 2007. The increase in general, administrative and other expense was due primarily to a $183,000, or 100.0%, increase in provision for losses on real estate acquired through foreclosure, a $136,000, or 13.1%, increase in employee compensation and benefits, a $121,000, or 37.6%, increase in other operating expense, which were partially offset by a $21,000, or 17.9%, decrease in franchise taxes and a $15,000, or 5.9% decrease in data processing expense. The increase in other operating expense was due primarily to an increase in professional fees expense of $71,000 and an increase of $33,000 for expenses related to real estate acquired through foreclosure or deed in lieu of foreclosure. The increase in employee compensation and benefits was due primarily to increased employee compensation. The decrease in data processing expense was due primarily to contract renewal discounts. The decrease in franchise taxes was due primarily to a decrease in shareholder’s equity from year to year for the Corporation’s subsidiary, Greenville Federal, which pays a higher tax rate than the Corporation.
The non-cash impairment charge on investment securities resulted from the investment by Greenville Federal in the Fund.
Federal Income Taxes
The provision for federal income taxes totaled $18,000 for the six months ended December 31, 2008, a decrease of $112,000, or 86.2%, compared to the same quarter in 2007. The decrease resulted primarily from an $185,000 decrease in pre-tax earnings year to year. For the six months ended December 31, 2008, the effective tax rate was 11.1%, adjusted for other-than-temporary impairment, compared to 28.3% for the six months ended December 31, 2007, which reflected the effects of non-taxable income.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Current Financial Market Turmoil
The financial market turmoil and tightening of credit within the industry have led to a lack of consumer confidence, increased volatility and widespread reduction of business activity. As a result, the Corporation could incur additional expenses that would adversely affect our net income. In October 2008, the FDIC issued a proposed rule that would increase premiums paid by insured institutions and make other changes to the assessment system. In addition, the FDIC has adopted the Temporary Liquidity Guarantee Program, pursuant to which it provides unlimited insurance on deposits in noninterest-bearing transaction accounts not otherwise covered by the existing deposit insurance limit of $250,000. The Corporation has chosen to participate. Such participation will increase our expenses and decrease net income. In addition, our credit risk may be increased when our loan collateral cannot be sold or is sold at prices not sufficient to recover the full amount of the loan balance. If loan collateral cannot be sold at a price sufficient to recover the full amount of the loan balance, this may adversely affect our profitability. With capital significantly in excess of regulatory requirements, the Corporation is positioned well to absorb any such losses.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
ITEM 4T. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Registrant have evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of December 31, 2008, and have concluded that the disclosure controls and procedures in place at December 31, 2008, were effective.
There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Greenville Federal Financial Corporation
PART II — OTHER INFORMATION (CONTINUED)
ITEM 1. Legal Proceedings
Not applicable
ITEM 1A. Risk Factors
Not applicable
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
ITEM 3. Defaults Upon Senior Securities
Not applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
On October 28, 2008, the Annual Meeting of the shareholders of the Corporation was held. The following members of the Board of Directors of the Company were re-elected for terms expiring in 2011 by the votes indicated below:

	For	Withheld
Richard J. O’Brien	2,164,707	18,906
Eunice F. Steinbrecher	2,163,232	20,381
The selection of BKD, LLP as the Corporation’s independent registered public accounting firm to audit the financial statements for fiscal year 2009 was ratified by the votes indicated below:

			Broker
For	Against	Abstain	non-vote
2,179,552	750	3,311	0

Greenville Federal Financial Corporation
PART II — OTHER INFORMATION (CONTINUED)
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

GREENVILLE FEDERAL FINANCIAL CORPORATION
Date: February 13, 2009	By:	/s/ David M. Kepler
David M. Kepler
President and Chief Executive Officer

Date: February 13, 2009	By:	/s/ Susan J. Allread
Susan J. Allread
Chief Financial Officer

INDEX TO EXHIBITS

3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter (Incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2006)

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2006)

4	Agreement to Furnish Long-Term Debt Instruments and Agreements

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002