Form 10-Q/A
period 2008-09-30
Greenville Federal Financial CORP
filed 2009-05-14
CIK 1330365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website , if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐          No ☐
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

EXPLANATORY NOTE
On November 14, 2008, Greenville Federal Financial Corporation filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “Form 10-Q”). The officer certifications filed as Exhibits 31.1 and 31.2 to the Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 inadvertently omitted language in Item 4 of the certifications. Greenville Federal Financial Corporation hereby amends the Form 10-Q to include certifications containing the required language and provide updated certifications at Exhibits 32.1 and 32.2. No other amendments or changes are made to the Form 10-Q by this amendment.

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

GREENVILLE FEDERAL FINANCIAL CORPORATION

Date: May 14, 2009	By:	/s/Jeff D. Kniese Jeff D. Kniese
President and Chief Executive Officer

Date: May 14, 2009	By:	/s/Susan J. Allread Susan J. Allread
Chief Financial Officer

INDEX TO EXHIBITS

3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter (Incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2006)

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2006)

4	Agreement to Furnish Long-Term Debt Instruments and Agreements (Incorporated by reference to Exhibit 4 to the Quarterly Report on Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 14, 2008)

10.1	First Amendment to Employment Agreement with David M. Kepler (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on September 25, 2008)

10.2	First Amendment to Employment Agreement with Susan J. Allread (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 25, 2008)

10.3	Greenville Federal financial Corporation Amended and Restated 2006 Equity Plan (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on September 25, 2008)

10.4	Form of Greenville Federal Financial Corporation 2006 Equity Plan Award Agreement (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on September 25, 2008)

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002