Form 10-Q/A
period 2008-12-31
Greenville Federal Financial CORP
filed 2009-05-14
CIK 1330365

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

EXPLANATORY NOTE
On February 13, 2009, Greenville Federal Financial Corporation filed its Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (the “Form 10-Q”). The officer certifications filed as Exhibits 31.1 and 31.2 to the Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 inadvertently omitted language in Item 4 of the certifications. Greenville Federal Financial Corporation hereby amends the Form 10-Q to include certifications containing the required language and provide updated certifications at Exhibits 32.1 and 32.2. No other amendments or changes are made to the Form 10-Q by this amendment.

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
The non-cash impairment charge on investment securities resulted from an investment by the Corporation’s subsidiary, Greenville Federal, in the AMF Ultra Short Mortgage Fund (the “Fund”). Rating agency downgrades of the underlying mortgage-related securities held in the Fund had significantly decreased the net asset value of the Fund. In May 2008, the manager of the Fund informed Greenville Federal that the “redemption in kind” feature of the Fund had been activated, meaning that any investor in the Fund wanting to redeem its investment in the Fund would receive payment mostly in the form of the securities held in the Fund’s portfolio in the amount of

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
its representative interest in the securities held by the Fund, rather than in the form of cash. It is the policy of the Fund to pay cash in an amount not to exceed $250,000 over a ninety-day period to each investor requesting redemption. Greenville Federal recorded a non-cash impairment charge of $1.4 million and withdrew $250,000 in cash during the quarter ended September 30, 2008. Greenville Federal recorded a non-cash impairment charge of $1.5 million and withdrew $250,000 in cash during the quarter ended December 31, 2008. At December 31, 2008, after the non-cash impairment charges and the cash withdrawals, GFFC recorded the value of Greenville Federal’s investment in the Fund as $12.8 million. The Corporation can provide no assurance with respect to the future net asset value of the Fund nor whether Greenville Federal will record further non-cash impairment charges if management determines that any declines in the net asset value of the Fund after December 31, 2008, are other-than-temporary.
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

GREENVILLE FEDERAL FINANCIAL CORPORATION
Date: May 14, 2009	By:	/s/ Jeff D. Kniese
Jeff D. Kniese
President and Chief Executive Officer

Date: May 14, 2009	By:	/s/ Susan J. Allread
Susan J. Allread
Chief Financial Officer

INDEX TO EXHIBITS

3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter (Incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2006)

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2006)

4	Agreement to Furnish Long-Term Debt Instruments and Agreements (Incorporated by reference to Exhibit 4 to the Quarterly Report on Form 10-Q filed by the Registrant with the Securities and Exchange Commission on February 13, 2009)

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002