Form 10-Q
period 2009-03-31
Greenville Federal Financial CORP
filed 2009-05-14
CIK 1330365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2009, 2,297,851 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Greenville Federal Financial Corporation

ITEM 1. Financial Statements
Greenville Federal Financial Corporation
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$2,128	$1,601
Interest-bearing deposits in other financial institutions	3,780	5,619

Cash and cash equivalents	5,908	7,220

Investment securities designated as available for sale — at market	12,073	16,157
Investment securities designated as held to maturity — at amortized cost	13	2,021
Mortgage-backed securities designated as held to maturity — at amortized cost	2,029	1,280
Loans receivable — net of allowance for loan losses of $575 and $583 at March 31, 2009 and June 30, 2008, respectively	91,723	89,851
Office premises and equipment — at depreciated cost	1,988	1,907
Real estate acquired through foreclosure	672	687
Stock in Federal Home Loan Bank — at cost	2,003	1,976
Cash surrender value of life insurance	4,115	4,002
Accrued interest receivable	466	549
Deferred federal income taxes	137	157
Prepaid expenses and other assets	394	319

Total assets	$121,521	$126,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$76,229	$83,697
Advances from the Federal Home Loan Bank	25,707	19,214
Advances by borrowers for taxes and insurance	306	398
Accrued interest payable	142	215
Other liabilities	523	691
Accrued federal income taxes	—	55

Total liabilities	102,907	104,270

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock — authorized 1,000,000 shares, $.01 par value; no shares issued	—	—
Common stock — authorized 8,000,000 shares of $.01 par value; 2,298,411 shares issued and 2,297,851 outstanding	23	23
Additional paid-in capital	9,108	9,021
Treasury Stock, at cost, 560 shares	(4)	—
Retained earnings — restricted	10,118	13,443
Shares acquired by Employee Stock Ownership Plan	(631)	(631)

Total stockholders’ equity	18,614	21,856

Total liabilities and stockholders’ equity	$121,521	$126,126

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008

Interest income
Loans	$1,518	$1,500	$4,505	$4,541
Mortgage-backed securities	30	22	70	69
Investment securities	134	254	483	898
Interest-bearing deposits and other	23	45	96	149

Total interest income	1,705	1,821	5,154	5,657

Interest expense
Deposits	385	572	1,289	1,811
Borrowings	236	256	643	885

Total interest expense	621	828	1,932	2,696

Net interest income	1,084	993	3,222	2,961

Provision for losses on loans	35	—	85	—

Net interest income after provision for losses on loans	1,049	993	3,137	2,961

Other income
Customer service charges	126	142	429	457
Gain on sale of real estate acquired through foreclosure	—	1	4	1
Other operating	55	63	203	193

Total other income	181	206	636	651

General, administrative and other expense
Employee compensation and benefits	607	517	1,784	1,558
Occupancy and equipment	113	96	309	282
Franchise taxes	35	50	131	167
Data processing	82	141	322	396
Advertising	12	19	49	52
Loss (gain) on redemption of investment securities	(3)	—	5	—
Impairment charge on investment securities	482	—	3,329	—
Loss on sale of real estate acquired through foreclosure	10	—	10	—
Provision for loss on real estate acquired through foreclosure	10	22	193	22
Other operating	231	167	677	489

Total general, administrative and other expense	1,579	1,012	6,809	2,966

Income (loss) before income taxes	(349)	187	(3,036)	646

Federal incomes taxes

Current	22	(19)	39	148
Deferred	—	70	—	33

Total federal income taxes	22	51	39	181

NET INCOME (LOSS)	$(371)	$136	$(3,075)	$465

Earnings (loss) per share — basic and diluted	$(.17)	$0.06	$(1.38)	$0.21

Dividends declared per share	$0.07	$0.07	$0.21	$0.21

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net income (loss)	$(371)	$136	$(3,075)	$465

Other comprehensive income (losses), net of related tax benefits:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $0,$(62), $0 and $(62) for the respective periods	—	(120)	—	(120)

Comprehensive income (loss)	$(371)	$16	$(3075)	$345

Accumulated comprehensive loss	$—	$(459)	$—	$(459)

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Cash Flows
For the nine months ended March 31, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net income (loss) for the period	$(3,075)	$465
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion and amortization of premiums and discounts on investments and mortgage-backed securities — net	(2)	(2)
Amortization of deferred loan origination fees	(80)	(33)
Depreciation and amortization	98	94
Amortization of expense related to stock benefit plans	54	17
Amortization of mortgage servicing rights	23	22
Provision for losses on loans	85	—
Other-than-temporary impairment of investment securities designated as available for sale	3,329	—
Loss on redemption of investment securities	5	—
Provision for losses on real estate acquired through foreclosure	193	22
Loss on sale of real estate acquired through foreclosure	10	—
Gain on sale of real estate acquired through foreclosure	(4)	(1)
Federal Home Loan Bank stock dividends	(27)	(25)
Increase in cash surrender value of life insurance	(113)	(114)

Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	57	11
Accrued interest receivable on mortgage-backed securities	(3)	1
Accrued interest receivable on investment securities and other	29	11
Prepaid expenses and other assets	(78)	24
Accrued interest payable	(73)	(164)
Other liabilities	(168)	538
Federal income taxes
Current	(55)	—
Deferred	—	33

Net cash provided by operating activities	205	899

Cash flows provided by (used in) investing activities:
Purchases of investment securities designated as available for sale	—	(450)
Proceeds from maturity of investment securities designated as held to maturity	2,008	9,007
Sale/redemption of investment securities	750	—
Purchases of mortgage-backed securities designated as held to maturity	(1,004)	—
Proceeds from repayment of mortgage-backed securities	257	284
Loan principal repayments	9,693	9,675
Loan disbursements	(11,964)	(11,999)
Purchase of office equipment	(179)	(7)
Additions to real estate acquired through foreclosure	(14)	—
Proceeds from sale of real estate acquired through foreclosure	224	85

Net cash provided by (used in) investing activities	(229)	6,595

Net cash provided by (used in) operating and investing activities (balance carried forward)	(24)	7,494

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Cash Flows (Continued)
For the nine months ended March 31, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008

Net cash provided by (used in) operating and investing activities (balance brought forward)	$(24)	$7,494

Cash flows used in financing activities:
Net increase (decrease) in deposit accounts	(7,468)	677
Proceeds from Federal Home Loan Bank advances	9,500	30,000
Repayments of Federal Home Loan Bank advances	(3,007)	(35,146)
Advances by borrowers for taxes and insurance	(92)	(85)
Shares acquired by 2006 Equity Plan	—	(183)
Purchase of treasury shares	(4)	—
Dividends on common stock	(217)	(217)

Net cash used in financing activities	(1,288)	(4,954)

Net increase (decrease) in cash and cash equivalents	(1,312)	2,540

Cash and cash equivalents at beginning of period	7,220	3,527

Cash and cash equivalents at end of period	$5,908	$6,067

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$2,005	$2,860

Federal income taxes	$92	$83

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$394	$—

Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$—	$(120)

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
For the nine- and three-month periods ended March 31, 2009 and 2008
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
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GFFC included in the Form 10-K as of and for the year ended June 30, 2008. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine-month and three-month periods ended March 31, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year.
Note 2: Principles of Consolidation
The consolidated financial statements include the accounts of GFFC and Greenville Federal. All significant intercompany balances and transactions have been eliminated in consolidation.
Note 3: Earnings Per Share
Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less 58,543 and 67,553 weighted-average shares as of March 31, 2009 and 2008, respectively, in the Corporation’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
For the nine- and three-month periods ended March 31, 2009 and 2008
Weighted-average common shares deemed outstanding totaled 2,224,471 and 2,214,602 for the three months ended March 31, 2009 and 2008, respectively. Weighted-average common shares deemed outstanding totaled 2,222,371 and 2,218,787 for the nine months ended March 31, 2009 and 2008, respectively.
Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 2,224,471 and 2,222,371 for the three-month and nine-month periods ended March 31, 2009, respectively. There were 74,800 options that were excluded from the computation of diluted earnings per share for the three-month and nine-month periods ended March 31, 2009, because their exercise price was greater than the average fair value.
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
For the nine- and three-month periods ended March 31, 2009 and 2008
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
On April 9, 2009, the FASB finalized three FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities. These FSP’s changed the method for determining if an Other-than temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The three FSPs are as follows:
•	FAS “SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” addresses the criteria to be used in the determination of an active market in determining whether observable transactions are Level 1 or Level 2 under the framework established by SFAS 157, “Fair Value Measurements.” The FSP reiterates that fair value is based on the notion of exit price in an orderly transaction between willing market participants at the valuation date.

•	FSP “SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments” provide additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities.

•	FSP “SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.
These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the quarter ended March 31, 2009. The Corporation elected not to adopt any of the above positions early. Adoption of these staff positions is not expected to have material effect on the Corporation’s financial position or results of operations.
Note 5: Commitments
At March 31, 2009, the Corporation had outstanding commitments to extend credit of $3.7 million. Standby letters of credit as of March 31, 2009 totaled $52,000.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
For the nine- and three-month periods ended March 31, 2009 and 2008
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
Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
For the nine- and three-month periods ended March 31, 2009 and 2008
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
The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009:

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$12,073,000		$12,073,000
As of March 31, 2009, the Company does not have any financial assets or liabilities for which fair value is measured on a non-recurring basis.

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
Discussion of Financial Condition Changes from June 30, 2008 to March 31, 2009
The Corporation’s assets totaled $121.5 million at March 31, 2009, a decrease of $4.6 million, or 3.7%, from the $126.1 million total at June 30, 2008. The decrease in assets resulted primarily from a decrease in investment securities and cash and cash equivalents, partially offset by an increase in mortgage-backed securities and loans receivable.
Investment securities totaled $12.1 million at March 31, 2009, a decrease of $6.1 million, or 33.5%, from the total at June 30, 2008. The decrease in investment securities was due primarily to a $3.3 million non-cash other-than-temporary impairment charge on equity securities and $2.0 million in maturing U.S. Government sponsored entity obligations. Cash and cash equivalents, consisting of cash and due from banks and interest-bearing deposits in other financial institutions, decreased by $1.3 million, or 18.2%, over the nine-month period ended March 31, 2009.
Loans receivable totaled $91.7 million at March 31, 2009, compared to $89.9 million at June 30, 2008, an increase of $1.9 million, or 2.1%. The increase was primarily attributable to a $2.4 million growth in one- to four-family residential real estate loans, partially offset by a $354,000 decrease in commercial loans and a $214,000 decrease in consumer loans. Loan disbursements during the period totaling $12.0 million were partially offset by principal repayments of $9.7 million and loans transferred into real estate owned of $406,000.
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
The allowance for loan losses totaled $575,000 at March 31, 2009, a decrease of $8,000, or 1.3%, from the June 30, 2008 balance of $583,000, and represented 0.62% and 0.64% of total loans at those respective dates. Greenville Federal’s nonperforming loans totaled $331,000 and $747,000 at March 31, 2009 and June 30, 2008, respectively. In determining the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and nonresidential loans are evaluated individually for potential impairment. Second, the allowance for loan losses is evaluated using Greenville Federal’s historic loss experience, adjusted for changes in economic trends in Greenville Federal’s lending area, by applying these adjusted loss percentages to the loan types to be evaluated collectively in the portfolio. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at March 31, 2009. Although management believes that the allowance for loan losses at March 31, 2009, was adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect Greenville Federal’s results of operations.
Deposits totaled $76.2 million at March 31, 2009, a decrease of $7.5 million, or 8.9%, from June 30, 2008. Greenville Federal participates in a bidding process for short-term public deposits through the Bid Ohio program. On the first and third Tuesday of each month, the Ohio Treasurer’s office sponsors an online auction for eligible Ohio state depository banks to bid on interim State funds. Such short-term deposits from the State of Ohio totaled $6.0 million at March 31, 2009, down from $13.0 million at June 30, 2008. The decrease is a result of a management decision not to re-bid on the maturing certificates, as more competitive alternatives for funding cash needs have been available elsewhere.
Advances from the Federal Home Loan Bank totaled $25.7 million at March 31, 2009, an increase of $6.5 million, or 33.8%, compared to June 30, 2008. These borrowings have increased due to management’s desire to lock in interest rates in a lower rate environment.
Shareholders’ equity totaled $18.6 million at March 31, 2009, a decrease of $3.2 million, or 14.8%, from June 30, 2008. The decrease resulted from a net loss of $3.1 million for the nine months ended March 31, 2009, and from dividends paid on common stock of $217,000.
Greenville Federal is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2009, Greenville Federal’s regulatory capital continued to substantially exceed all minimum regulatory capital requirements.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
The following table summarizes Greenville Federal’s regulatory capital requirements and actual capital at March 31, 2009:

				March 31, 2009
					Minimum Required To Be
					Well Capitalized Under
			Minimum Required For		Prompt Corrective Action
	Actual		Capital Adequacy Purposes		Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tangible capital	$10,251	8.4%	$1,822	1.5%	$6,075	5.0%
Core capital	$10,251	8.4%	$4,860	4.0%	$7,290	6.0%
Risk-based capital	$10,708	15.3%	$5,605	8.0%	$7,007	10.0%
Comparison of Operating Results for the Three-Month Periods Ended March 31, 2009 and 2008
General
The Corporation recorded a net loss of $371,000 for the three months ended March 31, 2009, compared to net income of $136,000 for the same period in 2008. The loss was due primarily to a $482,000 non-cash impairment charge on investment securities, an increase in other components of general, administrative, and other expense of $85,000, a $35,000 increase in the provision for losses on loans and a $25,000 decrease in other income, which were partially offset by a $91,000 increase in net interest income and a $29,000 decrease in federal income taxes.
Net Interest Income
Interest income totaled $1.7 million for the three months ended March 31, 2009, a decrease of $116,000, or 6.4%, compared to the three months ended March 31, 2008. Interest income on loans increased by $18,000, or 1.2%, due primarily to a $2.5 million increase in the average balance of loans outstanding, partially offset by a decrease in the weighted-average yield on loans from 6.75% in the 2008 three-month period to 6.64% in the 2009 three-month period. Interest income on investment securities decreased by $120,000, or 47.2%, due primarily to a $10.4 million decrease in the average balance outstanding and a decrease in the weighted-average yield on such securities from 4.46% in the 2008 three-month period to 4.35% in the 2009 three-month period. The increase in loans receivable was due primarily to growth in one- to four-family construction and residential real estate loans. The decrease in yield on loans and securities reflects the declining interest rate environment.
Interest expense totaled $621,000 for the three months ended March 31, 2009, a decrease of $207,000, or 25.0%, compared to the three months ended March 31, 2008. This decrease was a result of a decrease in the weighted-average cost of funds to 2.54% for the three months ended March 31, 2009, from 3.39% for the three months ended March 31, 2008.

Greenville Federal Financial Corporation
PART II — OTHER INFORMATION (CONTINUED)
As a result of the foregoing changes in interest income and interest expense, net interest income increased by $91,000, or 9.2%, compared to the same period in 2008. The interest rate spread increased to 3.46% for the three months ended March 31, 2009, compared to 2.78% for the three months ended March 31, 2008. The net interest margin increased to 3.82% for the three months ended March 31, 2009, from 3.37% for the three months ended March 31, 2008, partially offset by an $837,000 increase in the average balance of interest-bearing liabilities outstanding year to year.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to maintain the total allowance for loan losses at a level calculated by management based on historical experience, the volume and type of lending conducted by Greenville Federal, the status of past due principal and interest payments and management’s assessment of economic factors in Greenville Federal’s lending area that may affect the collectibility of Greenville Federal’s loan portfolio. Management recorded a provision for losses on loans of $35,000 for the three months ended March 31, 2009. There was no provision recorded for the three months ended March 31, 2008. The allowance for loan losses totaled $575,000 at March 31, 2009, compared to $583,000 at June 30, 2008. Greenville Federal’s nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $331,000 at March 31, 2009, a decrease of $416,000 compared to June 30, 2008. The decrease was primarily due to customers bringing their loans current, along with two loans being taken into real estate acquired through foreclosure or deed in lieu of foreclosure. Management believes all nonperforming loans are adequately collateralized; however, there can be no assurance that the allowance for loan losses will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.
Other Income
Other income totaled $181,000 for the three months ended March 31, 2009, a decrease of $25,000, or 12.1%, compared to the same quarter in 2008. This decrease was due primarily to a decrease in customer service charges of $16,000, or 11.3%.
General, Administrative and Other Expense
General, administrative and other expense, net of the $482,000 non-cash impairment charge on investment securities, totaled $1.1 million for the three months ended March 31, 2009, an increase of $85,000, or 8.4%, compared to the same quarter in 2008. The increase in general, administrative and other expense was due primarily to a $90,000, or 17.4%, increase in employee compensation and benefits, a $64,000, or 38.3%, increase in other operating expense, and a $17,000, or 17.7%, increase in occupancy and equipment expense, which were partially offset by a $59,000, or 41.8%, decrease in data processing expense, a $15,000, or 30.0%, decrease in franchise taxes, and a $12,000, or 54.5%, decrease in provision for loss on real estate acquired through foreclosure or deed in lieu of foreclosure. The increase in employee compensation and benefits was due primarily to increased employee compensation, an increase in education expense as a result of seminars attended and an increase in medical insurance expense. The increase in other operating expense was due primarily to an increase in professional fees expense of $44,000 and an increase of $10,000 for expenses related to real estate acquired through foreclosure or deed in lieu of foreclosure. The decrease in data processing expense was due primarily to contract renewal discounts. The decrease in franchise taxes was due primarily to a decrease in shareholder’s equity from year to year.
The non-cash impairment charge on investment securities resulted from an investment by the Corporation’s subsidiary, Greenville Federal, in the AMF Ultra Short Mortgage Fund (the “Fund”). Rating agency

Greenville Federal Financial Corporation
PART II — OTHER INFORMATION (CONTINUED)
downgrades of the underlying mortgage-related securities held in the Fund had significantly decreased the net asset value of the Fund. In May 2008, the manager of the Fund informed Greenville Federal that the “redemption in kind” feature of the Fund had been activated, meaning that any investor in the Fund wanting to redeem its investment in the Fund would receive payment mostly in the form of the securities held in the Fund’s portfolio in the amount of its representative interest in the securities held by the Fund, rather than in the form of cash. It is the policy of the Fund to pay cash in an amount not to exceed $250,000 over a ninety-day period to each investor requesting redemption. Greenville Federal recorded a non-cash impairment charge of $1.4 million and withdrew $250,000 in cash during the quarter ended September 30, 2008. Greenville Federal recorded a non-cash impairment charge of $1.5 million and withdrew $250,000 in cash during the quarter ended December 31, 2008. Greenville Federal recorded a non-cash impairment charge of $482,000 and withdrew $250,000 in cash during the quarter ended March 31, 2009. At March 31, 2009, after the non-cash impairment charges and the cash withdrawals, GFFC recorded the value of Greenville Federal’s investment in the Fund as $12.1 million. The Corporation can provide no assurance with respect to the future net asset value of the Fund nor whether Greenville Federal will record further non-cash impairment charges if management determines that any declines in the net asset value of the Fund after March 31, 2009, are other-than-temporary.
Federal Income Taxes
The provision for federal income taxes totaled $22,000 for the three months ended March 31, 2009, a decrease of $29,000, or 56.9%, compared to the same quarter in 2008. The decrease resulted primarily from a $536,000 decrease in pre-tax earnings year to year.
Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2009 and 2008
General
The Corporation recorded a net loss of $3.1 million for the nine months ended March 31, 2009, compared to net income of $465,000 for the same period in 2008. The decline in net income was due primarily to a $3.3 million non-cash impairment charge on investment securities, an increase in other components of general, administrative, and other expense of $514,000, and a $85,000 increase in provision for losses on loans, which were partially offset by a $261,000 increase in net interest income and a $142,000 decrease in federal income taxes.
Excluding the $3.3 million non-cash impairment charge on investment securities, the Corporation would have recorded net income of $254,000.
Net Interest Income
Interest income totaled $5.2 million for the nine months ended March 31, 2009, a decrease of $503,000, or 8.9%, compared to the nine months ended March 31, 2008. Interest income on loans decreased by $36,000, or 0.8%, due primarily to a decrease in the weighted-average yield on loans to 6.63% in the 2009 nine-month period from 6.82% in the 2008 nine-month period, partially offset by a $2.1 million increase in the average balance of loans outstanding. Interest income on investment securities decreased by $415,000, or 46.2%, due primarily to a $11.3 million decrease in the average balance outstanding, coupled with a decrease in the weighted-average yield on such securities from 4.63% in the 2008 nine-month period to 4.47% in the 2009 nine-month period.
Interest expense totaled $1.9 million for the nine months ended March 31, 2009, a decrease of $764,000, or 28.3%, compared to the nine months ended March 31, 2008. This decrease was a result of a decrease in the weighted-average cost of funds to 2.61% for the nine months ended March 31, 2009, from 3.59% for the

Greenville Federal Financial Corporation
PART II — OTHER INFORMATION (CONTINUED)
nine months ended March 31, 2008, coupled with a $1.1 million decrease in the average balance of interest-bearing liabilities outstanding year to year.
As a result of the foregoing changes in interest income and interest expense, net interest income increased by $261,000, or 8.8%, compared to the same period in 2008. The interest rate spread increased to 3.47% for the nine months ended March 31, 2009, compared to 2.69% for the nine months ended March 31, 2008. The net interest margin increased to 3.80% for the nine months ended March 31, 2009, from 3.29% for the nine months ended March 31, 2008.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to maintain the total allowance for loan losses at a level calculated by management based on historical experience, the volume and type of lending conducted by Greenville Federal, the status of past due principal and interest payments and management’s assessment of economic factors in Greenville Federal’s lending area that may affect the collectibility of Greenville Federal’s loan portfolio. The allowance for loan losses totaled $575,000 at March 31, 2009, compared to $583,000 at June 30, 2008. Greenville Federal’s nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $331,000 at March 31, 2009, a decrease of $416,000 compared to June 30, 2008.
Other Income
Other income totaled $636,000 for the nine months ended March 31, 2009, a decrease of $15,000, or 2.3%, compared to the same period in 2008. This decrease was due primarily to a decrease in customer service charges of $28,000, or 6.1%, partially offset by an increase in other operating income of $10,000, or 5.2%.
General, Administrative and Other Expense
General, administrative and other expense, net of the $3.3 million non-cash impairment charge on investment securities, totaled $3.5 million for the nine months ended March 31, 2009, an increase of $514,000, or 17.3%, compared to the same quarter in 2008. The increase in general, administrative and other expense was due primarily to a $226,000, or 14.5%, increase in employee compensation and benefits, a $188,000, or 38.4%, increase in other operating expense, and a $171,000, or 777.3%, increase in write downs to updated net realizable values on real estate acquired through foreclosure or deed in lieu of foreclosure, which were partially offset by a $74,000, or 18.7%, decrease in data processing expense, and a $36,000, or 21.6%, decrease in franchise taxes. The increase in employee compensation and benefits was due primarily to increased employee compensation, an increase in education expense as a result of seminars attended, and an increase in medical insurance expense. The increase in other operating expense was due primarily to an increase in professional fees expense of $115,000 and an increase of $43,000 for expenses related to real estate acquired through foreclosure or deed in lieu of foreclosure. The decrease in data processing expense was due primarily to contract renewal discounts. The decrease in franchise taxes was due primarily to a decrease in shareholder’s equity from year to year for the Corporation’s subsidiary, Greenville Federal, which pays a higher tax rate than the Corporation.
The non-cash impairment charge on investment securities resulted from the investment by Greenville Federal in the Fund.
Federal Income Taxes

Greenville Federal Financial Corporation
PART II — OTHER INFORMATION (CONTINUED)
The provision for federal income taxes totaled $39,000 for the nine months ended March 31, 2008, a decrease of $142,000, or 78.5%, compared to the same period in 2008. The decrease resulted primarily from a $3.7 million decrease in pre-tax earnings year to year. The effective tax rate was 13.3% for the nine months ended March 31, 2009, adjusted for other-than-temporary impairment, compared to 28.0% for the nine months ended March 31, 2008, which reflected the effects of non-taxable income.
Current Financial Market Turmoil
The financial market turmoil and tightening of credit within the industry have led to a lack of consumer confidence, increased volatility and widespread reduction of business activity. As a result, the Corporation could incur additional expenses that would adversely affect our net income. In December 2008, the FDIC issued a rule increasing deposit insurance assessment rates for insured institutions by an additional 7 basis points on an annual basis. On February 27, 2009, the FDIC announced adoption of an interim final rule imposing a one-time special assessment and a final rule adjusting the risk-based calculation used to determine the premiums to be paid by each insured institution. Although the amount of the special assessment was originally set at 20 basis points, to be paid in September 2009, the amount may be reduced. In addition, the FDIC has adopted the Temporary Liquidity Guarantee Program, pursuant to which it provides unlimited insurance on deposits in noninterest-bearing transaction accounts not otherwise covered by the existing deposit insurance limit of $250,000. The Corporation has chosen to participate. Such participation will increase our expenses and decrease net income. In addition, our credit risk may be increased when our loan collateral cannot be sold or is sold at prices not sufficient to recover the full amount of the loan balance. If loan collateral cannot be sold at a price sufficient to recover the full amount of the loan balance, this may adversely affect our profitability. With capital significantly in excess of regulatory requirements, the Corporation is positioned well to absorb any such losses.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
ITEM 4T. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Registrant have evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of March 31, 2009, and have concluded that the disclosure controls and procedures in place at March 31, 2009, were effective.
There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
ITEM 1. Legal Proceedings
Not applicable
ITEM 1A. Risk Factors
Not applicable
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Greenville Federal Financial Corporation
PART II — OTHER INFORMATION (CONTINUED)
The following table sets forth information regarding the only purchase of the Corporation’s stock made by the Corporation during the quarter ended March 31, 2009:

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) That May
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased(1)	Per Share (or Unit)	Programs	Programs

February 2009	560	$8.00	—	—

(1)	All of the 560 shares were repurchased pursuant to a put option under the Company’s employee stock ownership plan.
ITEM 3. Defaults Upon Senior Securities
Not applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
Not applicable
ITEM 5. Other Information
Not applicable
ITEM 6. Exhibits

3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws (as amended on April 21, 2009)

4	Agreement to Furnish Long-Term Debt Instruments and Agreements

10.1	Employment Agreement with Jeff D. Kniese

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Greenville Federal Financial Corporation
PART II — OTHER INFORMATION (CONTINUED)

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Greenville Federal Financial Corporation
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENVILLE FEDERAL FINANCIAL CORPORATION
Date: May 14, 2009	By:	/s/ Jeff D. Kniese
Jeff D. Kniese
President and Chief Executive Officer

Date: May 14, 2009	By:	/s/ Susan J. Allread
Susan J. Allread
Chief Financial Officer

INDEX TO EXHIBITS

3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter (Incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2006)

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws (as Amended on April 21, 2009) (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 24, 2009)

4	Agreement to Furnish Long-Term Debt Instruments and Agreements

10.1	Employment Agreement with Jeff D. Kniese (Incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Registrant with the Securities and Exchange Commission on April 14, 2009)

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002