Form 10-K
period 2009-06-30
Greenville Federal Financial CORP
filed 2009-09-28
CIK 1330365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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
Common Stock, par value $.01 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price for the registrant’s common stock on the OTC Bulletin Board on December 31, 2008, was $4.0 million. For purposes of this calculation, shares held in the registrant’s employee stock ownership plan and shares held in the registrant’s equity plan trust are deemed held by affiliates.
On September 18, 2009, 2,297,851 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part II of Form 10-K — Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2009.
Part III of Form 10-K — Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART I
Item 1. Description of Business.
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

	June 30,
	2009		2008
		Percent		Percent
	Amount	of total loans	Amount	of total loans
	(Dollars in thousands)
Residential real estate loans:
One- to four-family	$77,866	83.59%	$74,882	81.69%
Multi-family	3,825	4.11	3,907	4.26
Construction	686	0.73	998	1.09
Nonresidential real estate	5,793	6.22	5,999	6.54
Nonresidential real estate construction	—	—	—	—
Commercial	2,270	2.44	2,879	3.14
Consumer and other	2,710	2.91	3,004	3.28

Total loans	93,150	100.00%	91,669	100.00%
Less:
Unearned interest	10		10
Deferred loan origination fees, net	338		368
Allowance for loan losses	577		583
Undisbursed portion of loans in process- residential	562		857
Undisbursed portion of loans in process- nonresidential	—		—

Loans receivable, net	$91,663		$89,851

Loan maturity schedule. The following table sets forth certain information as of June 30, 2009, regarding the dollar amount of loans maturing in Greenville Federal’s portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Due during the year ending			Due 4-5	Due 6-10	Due 11-20	Due more than
	June 30,			years after	years after	years after	20 years after
	2010	2011	2012	6/30/09	6/30/09	6/30/09	6/30/09	Total
	(In thousands)
Fixed-rate loans
Residential real estate loans:
One- to four-family (first mortgage) (1)	$75	$71	$34	$783	$5,068	$19,926	$37,651	$63,608
Home equity (second mortgage)	93	36	101	187	1,066	870	—	2,353
Multi-family and nonresidential real estate loans (1)	—	—	—	—	524	2,195	199	2,918

Total real estate loans	168	107	135	970	6,658	22,991	37,850	68,879

Commercial loans	641	196	107	389	452	193	—	1,978
Consumer and other loans	319	312	718	1,277	85	—	—	2,711

Total fixed-rate loans	1,128	615	960	2,636	7,195	23,184	37,850	73,568

Adjustable-rate loans
Residential real estate loans:
One- to four-family (first mortgage) (1)	—	15	13	35	260	2,725	6,805	9,853
Home equity (second mortgage)	386	293	532	1,505	21	—	—	2,737
Multi-family and nonresidential real estate loans	—	—	—	—	78	1,134	5,489	6,701

Total real estate loans	386	308	545	1,540	359	3,859	12,294	19,291

Commercial loans	—	—	—	—	—	—	291	291
Consumer and other loans	—	—	—	—	—	—	—	—

Total adjustable-rate loans	386	308	545	1,540	359	3,859	12,585	19,583

Total loans	$1,514	$923	$1,505	$4,176	$7,554	$27,043	$50,435	$93,150

(1)	Includes construction loans.
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
The aggregate amount of our one- to four-family residential real estate loans equaled approximately $77.9 million at June 30, 2009, and represented 83.6% of loans at such date. Of such amount, approximately 16.4% were ARMs. The largest individual loan balance on a one- to four-family loan at such date was $378,000. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $338,000 were accruing loans 90 days or more delinquent and $390,000 were non-accruing loans for a total of $728,000 or 0.93% of its one- to four-family residential real estate loan balance.
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

At June 30, 2009, loans secured by multi-family properties totaled approximately $3.8 million, or 4.1% of total loans, all of which were secured by property located within Greenville Federal’s primary market area, and all of which were performing in accordance with their terms. The largest such loan at June 30, 2009, had a balance of $863,000. At June 30, 2009, approximately $255,000 or 0.27% of total loans, were fixed-rate multi-family loans.
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
At June 30, 2009, $686,000, or approximately 0.74% of Greenville Federal’s total loans, consisted of construction loans. All of Greenville Federal’s construction loans are secured by property located within our primary market area. At June 30, 2009, all of such loans were performing in accordance with their terms.
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
At June 30, 2009, Greenville Federal had a total of $5.8 million invested in nonresidential real estate loans including construction loans listed above, $3.2 million of which were secured by property located within Darke County. Such loans comprised approximately 6.2% of Greenville Federal’s total loans at that date, and all such loans were performing in accordance with their terms.

Federal regulations limit the amount of nonresidential mortgage loans Greenville Federal may make to 400% of its tangible capital. At June 30, 2009, our nonresidential mortgage loans totaled 56.3% of our tangible capital.
Consumer loans. Greenville Federal makes loans secured by deposits, automobiles and recreational vehicles. Greenville Federal also makes unsecured loans for a variety of consumer purposes including home improvement. All consumer loans at June 30, 2009, have fixed rates of interest. Vehicle loans have maximum LTVs of as much as 100% and terms of up to six years, depending upon the age of the vehicle. Loans secured by deposits have maximum LTVs of 85% and terms of up to five years.
Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although Greenville Federal has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.
At June 30, 2009, Greenville Federal had approximately $2.7 million, or 2.9% of total loans, invested in consumer loans. Of such loans, $6,000 was more than 90 days delinquent or nonaccruing.
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
At June 30, 2009, Greenville Federal had total commercial loans in the amount of $2.3 million, or approximately 2.4% of total loans. At such date, $100,000 of commercial loans were more than 90 days delinquent or nonaccruing. The total indebtedness of the largest single borrower within the commercial portfolio was $242,000 at June 30, 2009, and the borrowing was secured by a variety of collateral, including commercial property, equipment, and real estate.

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
Loan purchases and sales. Greenville Federal has occasionally purchased some whole loans and some participation in loans originated by other financial institutions although it has not made any such purchases in at least the last twelve years. There were no whole loans or participations purchased in its portfolio at June 30, 2009. Before July 2003, Greenville Federal actively originated and sold a substantial amount of its fixed-rate residential mortgage loans into the secondary market for interest rate risk management purposes, retaining the servicing on those loans. This led, however, to a decline in the loan portfolio and an increase in short-term liquidity. Since mid-2003, Greenville Federal has sold few loans, striving instead to build the loan portfolio to enhance income. At June 30, 2009, Greenville Federal retained the servicing on loans with an aggregate principal balance of $1.8 million.

The following table presents Greenville Federal’s mortgage loan origination and purchase activity for the periods indicated:

	Year ended June 30,
	2009	2008
	(In thousands)

Loan originations:
One- to four-family residential	$12,798	$11,230
Multi-family residential	—	184
Nonresidential	135	639
Land	109	137
Commercial	747	1,724
Consumer	1,390	1,758

Total loans originated	15,179	15,672

Loans purchased	—	—

Total loans originated and purchased	15,179	15,672

Principal repayments	(12,955)	(12,415)

Loan originations, net	2,224	3,257
Loans sold	—	—
Transfers from loans to real estate acquired through foreclosure	(378)	(673)
Increase (decrease) due to other items, net (1)	(34)	(146)

Net increase in net loan portfolio	$1,812	$2,438

(1)	Consists of deferred fees, costs and the allowance for loan losses.
Office of Thrift Supervision regulations generally limit the aggregate amount that a savings association may lend to any one borrower to an amount equal to 15% of the association’s total capital under the regulatory capital requirements plus any additional loan reserve not included in total capital. A savings association generally may lend to one borrower an additional amount not to exceed 10% of total capital plus additional reserves if the additional amount is fully secured by certain forms of “readily marketable collateral.” Real estate is not considered “readily marketable collateral.” In addition, the regulations require that loans to certain related or affiliated borrowers be aggregated for purposes of such limits. An exception to these limits permits loans to one borrower of up to $500,000 for any purpose.
Based on such limits, Greenville Federal was able to lend approximately $1.6 million to one borrower at June 30, 2009. The largest amount Greenville Federal had outstanding to one borrower at that date was $1.9 million, consisting of several loans. Such loans were secured by one- to four-family and multi-family real estate, commercial real estate, farm ground with livestock operations, vehicles and equipment. All of such loans were current at June 30, 2009. When the above loans were made, Greenville Federal was within the capital limitations set forth by the Office of Thrift Supervision, but as capital has decreased due to impairment charges on securities, the largest amount outstanding to one borrower now exceeds the limit allowable. No new funds will be disbursed to this borrower until the amount owed on the current loans, plus any new amount to be loaned will be below the regulatory requirements.

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
Real estate acquired by foreclosure proceedings is classified as real estate owned until it is sold. When property is so acquired, it is initially recorded at the lower of cost or fair value of the real estate, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry the real estate are charged to expense. Greenville Federal had $559,000 of real estate owned at June 30, 2009.
Greenville Federal has experienced increased activity in the form of foreclosures or accepting a deed-in-lieu of foreclosure on single-family homes in the last two years, as has much of the industry on a State of Ohio and national level. We believe that many of the foreclosures result from people fully mortgaging their homes through first and second mortgages and then incurring more credit card debt than they can afford, because of job loss or reduction in wages. Many also have not been able to sell their home at prices sufficient to pay off their loans and selling expenses because home prices have decreased over the past year and tightened lending standards have decreased the number of eligible buyers. Greenville Federal attempts to minimize the effect of increasing foreclosures by generally requiring private mortgage insurance for any mortgage loan with an LTV in excess of 80%.
Nonaccrual status is considered when a loan is more than 90 days delinquent, although placement on nonaccrual status may come earlier or later than 90 days.

The following table reflects the amount of loans in a delinquent status as of the date indicated:

	At June 30,
	2009			2008
			Percent			Percent
	Number	Amount	of total loans	Number	Amount	of total loans
	(Dollars in thousands)
Loans delinquent for (1):
30 – 59 days	21	$1,342	1.44%	22	$1,106	1.21%
60 – 89 days	26	1,143	1.23	8	222	0.24
90 days and over	12	834	0.90	11	747	0.82

Total delinquent loans	59	$3,319	3.56%	41	$2,075	2.27%

(1)	The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.
The following table sets forth information with respect to Greenville Federal’s loans 90 days or more past due and other nonperforming assets at the date indicated.

	At June 30,
	2009	2008
	(Dollars in thousands)
Accruing loans greater than 90 days delinquent:
Real estate:
Residential	$338	$503
Nonresidential	—	—
Commercial	100	—

Total accruing loans greater than 90 days delinquent	438	503

Nonaccrual loans:
Real estate:
Residential (1)	390	236
Nonresidential	—	—
Consumer (1)	6	8

Total nonaccrual loans	244	244

Total nonperforming loans	834	747

Real estate owned	559	687

Total nonperforming assets	$1,393	$1,434

Total nonperforming loans as a percentage of total loans	0.90%	0.81%
Total nonperforming assets as a percentage of total assets	1.17%	1.14%
Allowance for loan losses as a percentage of nonperforming loans	69.18%	78.05%

(1)	As of June 30, 2008 and 2009, none of the above loan balances are less than 90 days past due.
The gross interest income that would have been recorded during fiscal 2009 on nonaccrual loans if they had been current in accordance with their terms and outstanding throughout the period is $33,000. The amount of interest actually recorded on such loans during those periods was $13,000.

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
Generally, Greenville Federal classifies as “substandard” all loans that are delinquent more than 90 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 90 days may also be classified if the loans have the characteristics described above rendering classification appropriate. At June 30, 2009, all nonperforming loans were included within the classified assets totals.
The aggregate amount of Greenville Federal’s classified assets at the dates indicated were as follows:

	At June 30,
	2009	2008
	(In thousands)

Classified assets:
Substandard	$4,689	$2,806
Doubtful	—	—
Loss	24	59

Total classified assets	$4,713	$2,865

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
The single largest component of Greenville Federal’s loan portfolio consists of one- to four-family residential real estate loans. If a borrower provides a down payment of less than 20%, Greenville Federal requires the borrower to purchase private mortgage insurance. In addition, most of these loans, as well as Greenville Federal’s multi-family and nonresidential real estate loans, are secured by property in Greenville Federal’s lending area. These lending practices have contributed to a low historical charge-off history. However, Greenville Federal experienced typical charge-offs in the fiscal year ended June 30, 2009. There can be no assurance that charge-offs on loans will not continue to increase in the future.
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

The following table sets forth an analysis of Greenville Federal’s allowance for loan losses for the periods indicated.

	Year ended June 30,
	2009	2008
	(Dollars in thousands)

Total gross loans outstanding	$93,137	$91,669
Average net loans outstanding	$90,729	$88,761

Allowance for loan losses
Balance at beginning of year	$583	$579

Charge-offs
Real estate:
Residential	(128)	(23)
Nonresidential	—	—
Commercial	—	(120)
Consumer	(43)	(56)

Total charge-offs	(171)	(199)
Recoveries
Real estate:
Residential	—	—
Nonresidential	—	—
Commercial	—	—
Consumer	10	14
Total recoveries	10	14

Net charge-offs	(161)	(185)

Provision for losses on loans	155	189

Balance at end of year	$577	$583

Ratio of allowance for loan losses to total loans outstanding	0.62%	0.64%

Ratio of net charge-offs to average loans outstanding during the year	0.18%	0.21%

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

	At June 30, 2009
	Amount	Percent of total allowance	Percent of gross loans
	(Dollars in thousands)

One- to four-family real estate	$401	69.5	84.4%
Multi-family real estate	12	2.1	4.1
Nonresidential real estate	18	3.1	6.2
Commercial	8	1.4	2.4
Consumer	138	23.9	2.9

	$577	100.0%	100.0%

	At June 30, 2008
	Amount	Percent of total allowance	Percent of gross loans
	(Dollars in thousands)

One- to four-family real estate	$450	77.2%	82.8%
Multi-family real estate	21	3.6	4.3
Nonresidential real estate	32	5.5	6.5
Commercial	17	2.9	3.1
Consumer	63	10.8	3.3

	$583	100.0%	100.0%

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
Mortgage-backed securities present less credit risk than loans originated and held in Greenville Federal’s portfolio. These securities were issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal National Mortgage Association (“Fannie Mae”) or an issuer whose securities are guaranteed as to principal and interest by the Government National Mortgage Association (“Ginnie Mae”). Freddie Mac and Fannie Mae, recently placed into conservatorship by the U.S. Government, guarantee the securities they issue. Ginnie Mae is a U.S. Government agency. Greenville Federal has purchased some adjustable-rate mortgage-backed securities as part of its effort to reduce interest rate risk. If interest rates rise in general, including the interest Greenville Federal pays on its liabilities, the interest rates on the loans backing the mortgage-backed securities will also adjust upward. At June 30, 2009, $441,000 of Greenville Federal’s mortgage-backed securities had adjustable rates.
The following table sets forth the carrying value and market value of Greenville Federal’s mortgage-backed securities at the dates indicated. All of such securities are designated as held to maturity.

	At June 30,
	2009		2008
	Carrying	Market	Carrying	Market
	value	value	value	value
	(In thousands)

Fannie Mae certificates	$881	$923	$1,088	$1,108
Ginnie Mae certificates	786	815	12	12
Freddie Mac certificates	155	155	180	181

Total mortgage-backed securities	$1,822	$1,893	$1,280	$1,301

The following tables set forth information regarding scheduled maturities, amortized costs, market value and weighted-average yields of Greenville Federal’s mortgage-backed securities at June 30, 2009 and 2008. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At June 30, 2009
									Total mortgage-backed
	One year or less		After one to five years		After five to ten years		After ten years		portfolio
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Market	Average
	Value	yield	value	yield	value	yield	value	yield	value	value	yield
	(Dollars in thousands)

Fannie Mae certificates	$—	—%	$—	—%	$—	—%	$881	5.22%	$881	$923	5.22%
Ginnie Mae certificates	—	—	—	—	—	—	786	5.94	786	815	5.94
Freddie Mac certificates	—	—	1	12.25	135	4.73	19	3.89	155	155	4.68

Total	$—	—%	$1	12.25%	$135	4.73%	$1,686	5.54%	$1,822	$1,893	5.49%

	At June 30, 2008
									Total mortgage-backed
	One year or less		After one to five years		After five to ten years		After ten years		portfolio
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Market	Average
	Value	yield	value	yield	value	yield	value	yield	value	value	yield
	(Dollars in thousands)

Fannie Mae certificates	$—	—%	$—	—%	$—	—%	$1,088	5.59%	$1,088	$1,108	5.59%
Ginnie Mae certificates	1	9.00	—	—	—	—	11	5.13	12	12	5.46
Freddie Mac certificates	2	7.00	1	12.58	154	6.56	23	6.11	180	181	6.61

Total	$3	7.64%	$1	12.58%	$154	6.56%	$1,122	5.58%	$1,280	$1,301	5.73%

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
The following table sets forth the composition of Greenville Federal’s investment securities at the dates indicated:

	At June 30,
	2009				2008
	Carrying	Percent	Market	Percent	Carrying	Percent	Market	Percent
	value	of total	value	of total	value	of total	value	of total
	(Dollars in thousands)

Held to maturity:
U.S. Government agency and sponsored entity securities	$—	—%	$—	—%	$2,000	11.0%	$2,001	11.0%
Municipal obligations	11	0.1	11	0.1	21	0.1	21	0.1

Total securities held to maturity	11	0.1	11	0.1	2,021	11.1	2,022	11.1
Available for sale:
Asset management fund	11,888	99.9	11,888	99.9	16,157	88.9	16,157	88.9

Total investment securities	$11,899	100.0%	$11,899	100.0%	$18,178	100.0%	$18,179	100.0%

The following table sets forth the contractual maturities, carrying values, market values and average yields for Greenville Federal’s investment securities held to maturity at June 30, 2009.

	At June 30, 2009
	One year or less		After one to five years		After five to ten years		After ten years		Total Portfolio
									Weighted			Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	average life	Carrying	Market	average
	value	yield	value	yield	value	yield	value	yield	in years	value	value	yield
	(Dollars in thousands)

Municipal obligations	$11	3.63%	—	—	—	—	—	—	0.83	$11	$11	3.63%

	$11	3.63%	—	—	—	—	—	—	0.83	$11	$11	3.63%

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
Deposits. Greenville Federal primarily attracts deposits from within its primary market area through the offering of a broad selection of deposit instruments, including savings accounts, checking accounts, money market deposit accounts and certificates of deposit. Greenville Federal offers individual retirement accounts (“IRAs”) and had $8.9 million in IRA accounts at June 30, 2009. Greenville Federal also participates in a bidding process for short-term public deposits through the Bid Ohio program. On the first Tuesday of each month, the Ohio Treasurer’s office sponsors an online auction for eligible Ohio state depository banks to bid on interim State funds. Such short-term deposits from the State of Ohio decreased by $12.0 million to a total of $1.0 million at June 30, 2009, compared to $13.0 million at June 30, 2008, due to a management decision not to re-bid on public funds, but to obtain more cost effective funding sources through advances from the Federal Home Loan Bank. Greenville Federal also participates in a bidding process for local short-term public funds. Such short-term deposits from the City of Greenville totaled $500,000 at June 30, 2009. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management based on Greenville Federal’s liquidity requirements, growth goals and interest rates paid by competitors. Greenville Federal does not use brokers to attract deposits, and currently has no plans to use them in the future.
At June 30, 2009, Greenville Federal’s certificates of deposit totaled $41.5 million, or 56.9% of total deposits. Of such amount, approximately $23.8 million mature within one year. Based on past experience and our prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Greenville Federal at maturity.

The following table sets forth the dollar amount of deposits in the various types of savings programs Greenville Federal offers at the dates indicated.

	At June 30,
	2009		2008
		Percent		Percent
		of total		of total
	Amount	deposits	Amount	deposits
	(Dollars in thousands)

Transaction accounts:
Non-interest-bearing accounts	$4,832	6.6%	$4,806	5.7%
NOW accounts (1)	4,937	6.8	4,580	5.5
Money market accounts (2)	338	0.5	330	0.4
Savings accounts (3)	21,290	29.2	20,357	24.3

Total transaction accounts	31,397	43.1	30,073	35.9

Certificates of deposit:
0.00% – 1.00%	2,799	3.8%	—	—
1.01% – 2.00%	10,182	13.9	2,721	3.3
2.01% – 3.00%	8,520	11.7	23,032	27.5
3.01% – 4.00%	11,797	16.2	19,149	22.9
4.01% – 5.00%	8,223	11.3	8,722	10.4
Greater than 5.00%	—	—	—	—

Total certificates of deposit	41,521	56.9	53,624	64.1

Total deposits (4)	$72,918	100.0%	$83,697	100.0%

(1)	Greenville Federal’s weighted-average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At June 30, 2009 and 2008, the weighted-average rates on NOW accounts were 0.17% and 0.56%, respectively.

(2)	Greenville Federal’s weighted-average interest rate paid on money market accounts fluctuates with the general movement of interest rates. At June 30, 2009 and 2008, the weighted-average rates on money market accounts were 0.20% and 0.60%, respectively.

(3)	Greenville Federal’s weighted-average rate on savings accounts fluctuates with the general movement of interest rates. The weighted-average interest rate on savings accounts was 0.57% and 1.11%, at June 30, 2009 and 2008, respectively.

(4)	IRAs are included in the various certificates of deposit balances. IRAs totaled $8.8 million and $7.4 million as of June 30, 2009 and 2008, respectively.

The following table presents the amount of Greenville Federal’s certificates of deposit of $100,000 or more by the time remaining until maturity as of June 30, 2009 and 2008.

	June 30, 2009		June 30, 2008
	Amount	Average interest rate	Amount	Average interest rate
	(Dollars in thousands)

3 months or less	$2,394	1.09%	$9,607	2.86%
Over 3 to 6 months	604	1.69	5,347	2.09
Over 6 to 12 months	623	2.40	1,618	2.96
Over 12 months	3,253	3.65	1,668	4.01

Total time deposits $100,000 or greater	$6,874	2.47%	$18,240	2.75%

Borrowings. The Federal Home Loan Bank System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the Federal Home Loan Bank of Cincinnati, Greenville Federal is authorized to apply for advances from the Federal Home Loan Bank of Cincinnati, provided certain standards of credit-worthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for advances. The extent to which an association is eligible for such advances will depend upon whether it meets the “Qualified Thrift Lender Test” (the “QTL Test”). If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At June 30, 2009, Greenville Federal was in compliance with the QTL Test.
Greenville Federal has obtained advances from the Federal Home Loan Bank of Cincinnati as set forth in the following table:

	At or for the
	year ended June 30,
	2009	2008
	(Dollars in thousands)

Average balance outstanding	$22,092	$23,782
Maximum amount outstanding at any month end during the year	26,903	28,250
Balance outstanding at end of year	26,903	19,214
Weighted-average interest rate during the year	4.05%	4.65%
Weighted-average interest rate at end of year	3.83%	4.43%
Subsidiaries
The only subsidiary of GFFC is Greenville Federal.

Competition
The financial services industry is highly competitive. Greenville Federal competes with other local, regional and national service providers, including other savings associations, banks, credit unions and other types of financial institutions and finance companies. Other competitors include securities dealers, brokers, mortgage bankers and investment advisors. Many of these competitors enjoy the benefits of advanced technology, fewer regulatory constraints, lower cost structures and the ability to provide services that Greenville Federal is unable to provide due to its size. Many of the newer competitors offer one-stop financial services to their customers that may include services that banks and their subsidiaries may not have been able or legally permitted to offer their customers in the past. The primary factors in competing for loans are interest rates paid on deposits, account liquidity, convenience and hours of office locations and having trained and competent staff to deliver services.
Personnel
As of June 30, 2009, Greenville Federal had 34 full-time and 8 part-time employees. We believe that relations with the employees are good. The employees are not represented by a collective bargaining unit.
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
General
Greenville Federal, as a federally chartered savings bank, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. Greenville Federal also is subject to regulation and examination by the FDIC, which insures the deposits of Greenville Federal to the maximum extent permitted by law, and requirements established by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Federally chartered savings banks are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The investment and lending authority of savings banks are prescribed by federal laws and regulations, and such savings banks are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.

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
The FDIC is authorized to establish annual assessment rates for deposit insurance. The FDIC has established a risk-based assessment system for members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution’s capital level and the FDIC’s level of supervisory concern about the institution.
Regulatory capital requirements
Federally insured savings institutions, such as Greenville Federal, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards. The Office of Thrift Supervision is also authorized to impose capital requirements in excess of these standards on a case-by-case basis.
The capital regulations require tangible capital of at least 1.5% of adjusted total assets. In general, tangible capital consists of core capital less intangible assets. Core capital is comprised primarily of stockholders’ equity. At June 30, 2009, Greenville Federal had tangible capital of $10.3 million, or 8.6% of adjusted total assets, which is approximately $8.5 million above the minimum requirement of 1.5% of adjusted total assets.
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
At June 30, 2009, Greenville Federal had core capital equal to $10.3 million, or 8.6% of adjusted total assets, which is $5.5 million above the 4.0% requirement.

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
On June 30, 2009, Greenville Federal had total risk-based capital of $10.8 million and risk-weighted assets of $78.2 million, or total capital of 13.8% of risk-weighted assets. This amount was $4.6 million above the 8.0% requirement.
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
The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on Greenville Federal may have a substantial adverse effect on its operations and profitability. At June 30, 2009, Greenville Federal met the capital standards for the highest level, a “well-capitalized” institution.

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

Qualified thrift lender test
All savings institutions, including Greenville Federal, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations and remain eligible for Federal Home Loan Bank advances. This test requires a savings institution either (a) to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis, or (b) to maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2009, Greenville Federal met the test at 88.8%, and has always met the test since its effectiveness.
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
Federal Reserve System
The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At June 30, 2009, Greenville Federal was in compliance with these reserve requirements.

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
As a member, Greenville Federal is required to purchase and maintain stock in the Federal Home Loan Bank of Cincinnati. At June 30, 2009, Greenville Federal was in compliance with $2.0 million in Federal Home Loan Bank stock.
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
Greenville Federal Financial Corporation stock held by persons who are affiliates of Greenville Federal Financial Corporation may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to include officers, directors and principal stockholders, as well as Greenville Federal, Greenville Federal MHC, and potentially the Greenville Federal Financial Corporation Employee Stock Ownership Plan Trust and the Greenville Federal Financial Corporation 2006 Equity Plan Trust. If Greenville Federal Financial Corporation meets specified current public information requirements, each affiliate of Greenville Federal Financial Corporation will be able to sell in the public market, through a broker, without registration, a limited number of shares in any three-month period.
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
Taxable distributions and recapture. Pre-1988 earnings that were appropriated to the bad debt reserve of Greenville Federal and claimed as a tax deduction are not available for the payment of cash dividends or for distributions (including distributions made on dissolution or liquidation), unless Greenville Federal includes the amount in income, along with the amount deemed necessary to pay the resulting federal income tax. Retained earnings at June 30, 2009, included approximately $1.8 million appropriated to the bad debt reserve of Greenville Federal for which federal income taxes have not been paid. This reserve (base year and supplement) is not recaptured at this time but may be recaptured in the future.

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
Net operating loss carryovers. A financial institution may carry net operating losses back to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2009, Greenville Federal had no net operating loss carryforwards for federal income tax purposes.
Greenville Federal’s federal income tax returns for the tax years ended June 30, 2008, 2007, and 2006, are open under the statute of limitations and are subject to review by the Internal Revenue Service. Greenville Federal’s tax returns have not been examined by the Internal Revenue Service in the last five years.

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
Item 1A. Risk Factors.
Inapplicable.

Item 1B. Unresolved Staff Comments.
Inapplicable.
Item 2. Properties.
The following table sets forth certain information at June 30, 2009, regarding the properties on which the main office and the branch office of Greenville Federal is located, as well as real property acquired for a possible future branch office. All properties are in good condition and in the opinion of management are adequately insured.

		Date acquired
Location	Owned or leased	or leased	Book value	Deposits
			(Dollars in thousands)

Main Office: 690 Wagner Avenue Greenville, Ohio	Owned	4/11/95	$1,556	$74,842

Branch: Kroger Store 200 Lease Avenue	Leased (1)	8/11/00	—	$6,143

Vacant Land: State Rt. Alt. 49N Arcanum, Ohio	Owned	6/18/04	$162	—

(1)	Greenville Federal and Kroger Limited Partnership I signed banking services license modification agreement No. 2 that extended the term of the renewal option to October 26, 2010, from October 26, 2007. The rental fee is $4,300 per month.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) The information contained in the Greenville Federal Financial Corporation 2008 Annual Report to Stockholders (the “Annual Report”) under the caption “Market Price of GFFC’s Common Stock and Related Stockholder Matters” is incorporated herein by reference. At August 31, 2009, GFFC had approximately 404 stockholders of record.
The following table sets forth the (a) number of shares of GFFC common stock issuable upon exercise of outstanding stock options, (b) the weighted average exercise price of those stock options, and (c) the number of shares of GFFC common stock remaining for future issuance at June 30, 2009, excluding shares issuable upon exercise of outstanding stock options, under the Greenville Federal Financial Corporation 2006 Equity Plan (the “Equity Plan”). The Equity Plan was approved by the GFFC stockholders in 2006.

	(a)	(b)	(c)
Number of securities
	Number of		remaining available for
	securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a)

Equity compensation plans approved by security holders	74,800	$7.46	50,730	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	74,800	$7.46	50,730	(1)

(1)	The Equity Plan authorizes the award of options to purchase 112,622 shares of GFFC common stock, and options to purchase 74,800 shares have been awarded. As of September 18, 2009, no options have yet been exercised. The Equity Plan also authorizes the award of 45,048 retention shares, of which 32,140 shares have been awarded. The retention shares awarded were purchased on the over-the-counter market by the trust established pursuant to the Equity Plan. Retention shares may be purchased on the over-the-counter market or directly from GFFC. The 50,730 shares indicated as available for future issuance include 37,822 shares that still may be issued upon the exercise of options not yet awarded and 12,908 shares that may be issued as retention shares.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Inapplicable.
Item 8. Financial Statements and Supplementary Data.
The Consolidated Financial Statements appearing in the Annual Report, including the report of BKD LLP dated September 28, 2009, are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
On September 23, 2009, the Audit Committee of Greenville Federal Financial Corporation (“GFFC”) dismissed BKD LLP (“BKD”) as GFFC’s independent public accounting firm to audit GFFC’s financial statements. BKD’s report on the financial statements of GFFC for the two fiscal years ended June 30, 2009, did not contain an adverse opinion or a disclaimer of opinion, and none of such reports was qualified or modified as to uncertainty, audit scope, or accounting principles. During such two fiscal years and the subsequent interim period preceding the dismissal, there were no disagreements with BKD on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BKD, would have caused it to make a reference to the subject matter of the disagreements in connection with its report, nor were there any reportable events (as described in paragraph 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission).
On September 23, 2009, the Audit Committee engaged Crowe Horwath LLP as GFFC’s independent public accounting firm to audit GFFC’s financial statements for fiscal year 2010. During GFFC’s fiscal years ended June 30, 2009 and 2008, and the subsequent interim period preceding Crowe Horwath’s engagement, GFFC did not consult Crowe Horwath regarding either: (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on GFFC’s financial statements, and neither was a written report provided to GFFC nor was oral advice provided to GFFC that Crowe Horwath concluded was an important factor considered by GFFC in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as described in paragraph 304(a)(1)(iv) of Regulation S-K of the Securities and Exchange Commission and the related instructions to that item) or a reportable event (as described in paragraph 304(a)(1)(v)of Regulation S-K of the Securities and Exchange Commission).

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
Under the supervision of the chief executive officer and chief financial officer, management of the Corporation conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Corporation has concluded that the Corporation maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of June 30, 2009.
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

/s/ Jeff D. Kniese	/s/ Susan J. Allread
Jeff D. Kniese	Susan J. Allread
President & Chief Executive Officer	Chief Financial Officer
September 28, 2009	September 28, 2009

Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The information contained in the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders of GFFC (the “Proxy Statement”) under the captions “Proposal 1:Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained in the Proxy Statement under the caption, “Voting Securities and Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference. The information in Item 5 of this Form 10-K regarding shares to be issued upon the exercise of options and retention shares is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information contained in the Proxy Statement under the caption “Compensation of Directors and Executive Officers — Certain Transactions with Greenville Federal” is incorporated herein by reference.
Greenville Federal MHC holds 55% of the outstanding common stock of GFFC.
The information contained in the Proxy Statement under the caption “Proposal 1: Election of Directors” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information contained in the Proxy Statement under the caption “Proposal 2: Ratification of Selection of Auditors” is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

3.1	Federal Stock Charter

3.2	Federal Stock Bylaws

4	Agreement to furnish long-term debt instruments and agreements

10.1	Employment Agreement for Jeff D. Kniese (Current)

10.2	Employment Agreement for Susan J. Allread (Replaced)

10.3	First Amendment to Employment Agreement for Susan J. Allread (Replaced)

10.4	Employment Agreement for Susan J. Allread (Current)

10.5	Greenville Federal Financial Corporation Amended and Restated 2006 Equity Plan

10.6	Form of Greenville Federal Financial Corporation 2006 Equity Plan Award Agreement

13
2009 Annual Report to Stockholders (the following parts of which are incorporated herein by reference: “Market Price of GFFC’s Common Stock and Related Stockholder Matters,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Consolidated Financial Statements)

16	Letter from BKD LLP

20	Proxy Statement for 2009 Annual Meeting of Stockholders

21	Subsidiaries

23.1	Consent of BKD LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENVILLE FEDERAL FINANCIAL CORPORATION
By:	/s/ Jeff D. Kniese
Jeff D. Kniese
President and Chief Executive Officer
Date: September 28, 2009
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Feltman	/s/ Jeff D. Kniese
David Feltman	Jeff D. Kniese
Director	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 28, 2009	Date: September 28, 2009

/s/ George S. Luce, Jr.	/s/ Richard J. O’Brien
George S. Luce, Jr.	Richard J. O’Brien
Director	Director

Date: September 28, 2009	Date: September 28, 2009

/s/ Eunice F. Steinbrecher	/s/ James W. Ward
Eunice F. Steinbrecher	James W. Ward
Director	Director, Chairman of the Board

Date: September 28, 2009	Date: September 28, 2009

/s/ David R. Wolverton	/s/ Susan J. Allread
David R. Wolverton	Susan J. Allread
Director	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

Date: September 28, 2009	Date: September 28, 2009

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter	Incorporated by reference to the Registration Statement on Form 8-A (the “Form 8-A”) filed by the Registrant with the Securities and Exchange Commission (the “SEC”) on December 14, 2005, Exhibit 2

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws	Incorporated by reference to the Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on April 24, 2009

4	Agreement to Furnish Long-term Debt Instruments and Agreements	Included herewith

10.1	Employment Agreement for Jeff D. Kniese (Current)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on April 14, 2009

10.2	Employment Agreement for Susan J. Allread (Replaced)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on December 21, 2007

10.3	First Amendment to Employment Agreement for Susan J. Allread (Replaced)	Incorporated by reference to Exhibit 10.6 to the annual Report on Form 10-K filed by the Registrant with the SEC on September 25, 2008

10.4	Employment Agreement for Susan J. Allread (Current)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on July 24, 2009

10.5	Greenville Federal Financial Corporation Amended and Restated 2006 Equity Plan	Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by the Registrant with the SEC on September 25, 2008

10.6	Form of Greenville Federal Financial Corporation 2006 Equity Plan Award Agreement	Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed by the Registrant with the SEC on September 25, 2008

13	Greenville Federal Financial Corporation 2009 Annual Report to Shareholders	Included herewith

16	Letter from BKD LLP	Incorporated by reference to Exhibit 16 to the Form 8-K filed by the Registrant with the SEC on September 25, 2009

EXHIBIT
NUMBER	DESCRIPTION

20	Proxy Statement for 2009 Annual Meeting of Stockholders	Incorporated by reference to the Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days after the end of the fiscal year

21	Subsidiaries	Included herewith

23.1	Consent of BKD LLP	Included herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith