Form 10-Q
period 2009-09-30
Greenville Federal Financial CORP
filed 2009-11-16
CIK 1330365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 13, 2009, 2,297,851 shares of the small business issuer’s common stock, $0.01 par value, were issued and outstanding.

Greenville Federal Financial Corporation
Index

ITEM 1. Financial Statements
Greenville Federal Financial Corporation
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Cash and due from banks	$1,873	$1,870
Interest-bearing deposits in other financial institutions	3,225	2,604

Cash and cash equivalents	5,098	4,474

Investment securities designated as available for sale — at fair value	12,036	11,888
Investment securities designated as held to maturity — at fair value	8	11
Mortgage-backed securities designated as held to maturity — at amortized cost, fair value of $1,769 and $1,893 at September 30, 2009 and June 30, 2009, respectively	1,680	1,822
Loans receivable — net of allowance for loan losses of $633 and $577 at September 30, 2009 and June 30, 2009, respectively	92,499	91,663
Office premises and equipment — at depreciated cost	1,921	1,958
Real estate acquired through foreclosure	471	559
Stock in Federal Home Loan Bank — at cost	2,003	2,003
Cash surrender value of life insurance	4,188	4,151
Accrued interest receivable	485	511
Deferred federal income taxes	143	143
Prepaid expenses and other assets	403	387

Total assets	$120,935	$119,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$74,944	$72,918
Advances from the Federal Home Loan Bank	25,896	26,903
Advances by borrowers for taxes and insurance	299	406
Accrued interest payable	113	111
Other liabilities	671	618
Accrued federal income taxes	—	—

Total liabilities	101,923	100,956

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock — authorized 1,000,000 shares, $.01 par value; no shares issued	—	—
Common stock — authorized 8,000,000 shares of $.01 par value; 2,298,411 shares issued and outstanding	23	23
Treasury Stock, at cost, 560 shares	(4)	(4)
Additional paid-in capital	9,065	9,051
Retained earnings — restricted	10,007	10,018
Shares acquired by Employee Stock Ownership Plan	(541)	(541)
Accumulated comprehensive income, net of related tax benefits	462	67

Total stockholders’ equity	19,012	18,614

Total liabilities and stockholders’ equity	$120,935	$119,570

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended
	September 30,
	2009	2008

Interest income
Loans	$1,444	$1,494
Mortgage-backed securities	23	17
Investment securities	120	178
FHLB stock dividend and other interest	25	45

Total interest income	1,612	1,734

Interest expense
Deposits	319	458
Borrowings	248	205

Total interest expense	567	663

Net interest income	1,045	1,071

Provision for losses on loans	70	—

Net interest income after provision for losses on loans	975	1,071

Other income
Customer service charges	145	156
Other operating	81	71

Total other income	226	227

General, administrative and other expense
Employee compensation and benefits	597	567
Occupancy and equipment	99	99
Franchise taxes	43	48
Data processing	82	145
Advertising	20	19
Other operating	280	205
Impairment charge on investment securities	—	1,392
Loss (gain) on redemption of investment securities	(3)	4
Loss on real estate acquired through foreclosure	7	13

Total general, administrative and other expense	1,125	2,492

Income before income taxes	76	(1,194)

Federal income taxes	14	54

Net income (Loss)	$62	$(1,248)

Earnings (Loss) per share — basic and diluted	$0.03	$(0.56)

Dividends declared per share	$0.07	$0.07

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008

Net income (loss)	$62	$(1,248)

Other comprehensive income, net of related tax benefits:
Unrealized holding gains on securities during the period ending September 30, 2009	395	—

Comprehensive income (loss)	$457	$(1,248)

Accumulated other comprehensive income	$462	$—

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Cash Flows
For the three months ended September 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net income (loss) for the period	$62	$(1,248)
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of premiums and discounts on investments and mortgage-backed securities — net	2	(1)
Amortization of deferred loan origination fees	(51)	(16)
Depreciation and amortization	37	30
Amortization of mortgage servicing rights	8	4
Other-than-temporary impairment of investment securities designated as available for sale	—	1,392
Loss on redemption of investment security	(3)	4
Provision for losses on loans	70	—
(Gain) Loss on real estate acquired through foreclosure	7	13
Federal Home Loan Bank stock dividends	—	(27)
Increase in cash surrender value of life insurance	(37)	(40)
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	22	24
Accrued interest receivable on mortgage-backed securities	1	1
Accrued interest receivable on investment securities and other	3	5
Prepaid expenses and other assets	(24)	(19)
Accrued interest payable	2	(38)
Stock Option expense	3	6
Retention Share expense	11	12
Other liabilities	53	(297)
Federal income taxes
Current	—	11
Deferred	—	—

Net cash provided by (used in) operating activities	166	(184)

Cash flows provided by (used in) investing activities:
Proceeds from redemption of investment securities available for sale	250	250
Proceeds from maturity of investment securities designated as held to maturity	—	1,002
Proceeds from repayment of mortgage-backed securities	143	62
Proceeds from sale of real estate acquired through foreclosure	173	—
Loan principal repayments	2,471	3,105
Loan disbursements	(3,418)	(3,493)
Additions to real estate acquired through foreclosure	—	(4)

Net cash provided by (used in) investing activities	(381)	922

Net cash provided by (used in) operating and investing activities (balance carried forward)	(215)	738

continued

Greenville Federal Financial Corporation
Consolidated Statements of Cash Flows (Continued)
For the three months ended September 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008

Net cash provided by (used in) operating and investing activities (balance brought forward)	$(215)	$738

Cash flows provided by (used in) financing activities:
Net increase in deposit accounts	2,026	(1,784)
Proceeds from Federal Home Loan Bank advances	1,000	—
Repayments of Federal Home Loan Bank advances	(2,007)	(1,009)
Advances by borrowers for taxes and insurance	(107)	(97)
Dividends on common stock	(73)	(72)

Net cash provided by (used in) financing activities	839	(2,962)

Net increase (decrease) in cash and cash equivalents	624	(2,224)

Cash and cash equivalents at beginning of period	4,474	7,220

Cash and cash equivalents at end of period	$5,098	$4,996

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$566	$701

Federal income taxes	$—	$40

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$92	$173

Unrealized losses on securities designated as available for sale, net of related tax benefits	$395	$—

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
For the three-month periods ended September 30, 2009 and 2008
Note 1: Basis of Presentation
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
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GFFC included in the Form 10-K as of and for the year ended June 30, 2009. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year. Subsequent events have been reviewed through November 16, 2009, which is the date the Company filed the Form 10-QSB with the U.S. Securities and Exchange Commission (“SEC”).
Note 2: Principles of Consolidation
The consolidated financial statements include the accounts of GFFC and Greenville Federal. All significant intercompany balances and transactions have been eliminated in consolidation.
Note 3: Earnings Per Share
Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year, less 54,034 and 63,044 weighted-average shares as of September 30, 2009 and 2008, respectively, in the Corporation’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
Weighted-average common shares deemed outstanding totaled 2,230,909 and 2,220,219 for the three months ended September 30, 2009 and 2008, respectively.
Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 2,230,909 and 2,220,219 for the three-month periods ended September 30, 2009 and 2008, respectively. Options to purchase 52,400 shares of common stock at $9.45 per share and 28,000 shares at $4.13 per share were outstanding at September 30, 2009, but were excluded from the computation of diluted earnings per share because their exercise price was greater than the average fair value. At September 30, 2008, there were 74,800 shares of common stock at $9.45 per share that were outstanding and excluded from the computation of diluted earnings per share.
Note 4: Recent Accounting Developments
In December 2007, the FASB issued ASC 805 (revised 2007), “Business Combinations”. The Statement applies to all transactions or other events in which one entity obtains control of one or more businesses. It requires all assets acquired, liabilities assumed and any noncontrolling interest to be measured at fair value at the acquisition date. The Statement requires certain costs such as acquisition-related costs that were previously recognized as a component of the purchase price, and expected restructuring costs that were previously recognized as an assumed liability, to be recognized separately from the acquisition as an expense when incurred.
ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. Concurrent with ASC 805, the FASB recently issued ASC 810-10-65-1, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (formerly known as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. A subsidiary, as defined by this statement, includes a variable interest entity that is consolidated by a primary beneficiary. A noncontrolling interest in a subsidiary, previously reported in the statement of financial position as a liability or in the mezzanine section outside of permanent equity, will be included within consolidated equity as a separate line item upon the adoption of ASC 810-10-65-1. Further, consolidated net income will be reported at amounts that include both the parent (or primary beneficiary) and the noncontrolling interest with separate disclosure on the face of the consolidated statement of income of the amounts attributable to the parent and to the noncontrolling interest. ASC 810-10-65-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.
Subsequent Events: The Corporation adopted FASB ASC 855, Subsequent Events (SFAS No. 165 “Subsequent Events”), on June 30, 2009. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly: In April 2009, the FASB issued new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures (FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). This provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Corporation’s adoption of the new guidance for the period ended June 30, 2009, did not have a material impact on the Corporation’s consolidated financial statements. See Note 6 — Fair Value for disclosures required by this new guidance.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
Interim Disclosures about Fair Value of Financial Instruments: The Corporation adopted new guidance impacting FASB ASC 825-10-50, Financial Instruments (FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), effective June 30, 2009. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Corporation’s adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements. See Note 6 — Fair Value for disclosures required by this new guidance.
The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) No. 2009-12, Fair Value Measurements and Net Asset Value per Share (or Its Equivalent.) This ASU amends FASB ASC 820 to provide guidance on using the net asset value per share provided by the investee to estimate the fair value of an alternative investment. The amendments in this ASU apply to an investment that is required or permitted to be measured or disclosed at fair value on a recurring or nonrecurring basis and, as of the reporting entity’s measurement date, meets certain criteria.
Recognition and Presentation of Other-Than-Temporary Impairments: In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments — Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). This guidance amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Corporation’s adoption of the new guidance for the period ended June 30, 2009, did not have a material impact on the Corporation’s consolidated financial statements as the Corporation has not experienced other-than-temporary impairment within its debt securities portfolio. The other-than-temporary impairment recognized in prior periods related to its investment in an asset management mutual fund, considered an equity security.
In June 2009, the FASB issued ASC 105-10, “The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162”. The Codification has become the source of authoritative U.S. non-governmental entities. Rules and interpretive releases of the SEC under authority of Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
Recently Issued but not yet Effective Accounting Pronouncements:
Accounting for Transfers of Financial Assets: In June 2009, FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying FASB ASC 810-10, Consolidation (FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities) to qualifying special purpose entities. The objective of this new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The new guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Management is still evaluating the impact of this accounting standard.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
Amendments to FASB Interpretation No. 46(R): In June 2009, FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” The objective of this new guidance is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is still evaluating the impact of this accounting standard.
Note 5: Commitments
At September 30, 2009 and 2008, the Corporation had outstanding commitments to extend credit of $2.9 and $4.2 million, respectively. Stand-by letters of credit at September 30, 2009 and 2008, were $40,000 and $20,000, respectively.
Note 6: Disclosures About Fair Value of Assets and Liabilities
Effective July 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the period.
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

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall:

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

2009
Asset Management Fund	$12,036,000		$12,036,000
As of September 30, 2009, the Company does not have any financial assets or liabilities for which fair value is measured on a non-recurring basis.
Fair Value of Financial Instruments
Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value of financial instruments, both assets and liabilities, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.
The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments.
The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at September 30, 2009 and June 30, 2009:
Cash and cash equivalents: The carrying amounts presented in the consolidated balance sheets for cash and cash equivalents are deemed to approximate fair value.
Investment and mortgage-backed securities: For investment and mortgage-backed securities, fair value is deemed to equal the quoted market price.
Loans receivable: The loan portfolio has been segregated into categories with similar characteristics, such as one- to four-family residential, multi-family residential, nonresidential real estate, commercial and consumer loans. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality.
Federal Home Loan Bank stock: It was not practicable to determine the fair value of the FHLB stock due to restrictions placed on its transferability.
Accrued Interest Receivable: The carrying amount presented in the consolidated balance sheets is deemed to approximate fair value.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
Deposits: The fair value of checking and NOW accounts, savings accounts, and money market deposits is deemed to approximate the amount payable on demand at September 30, 2009 and June 30, 2009. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.
Federal Home Loan Bank advances: The fair value of Federal Home Loan Bank advances has been estimated using discounted cash flow analysis, based on the interest rates currently offered for advances of similar remaining maturities.
Accrued Interest Payable: The carrying amount presented in the consolidated balance sheets is deemed to approximate fair value.
Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At June 30, 2009 and 2008, the fair value of loan commitments was not material.
Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows at September 30, 2009 and June 30, 2009:

	September 30, 2009		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Financial Assets
Cash and cash equivalents	$5,098	$5,098	$4,474	$4,474
Investment securities available for sale	12,036	12,036	11,888	11,888
Investment securities held to maturity	8	8	11	11
Mortgage-backed securities	1,680	1,769	1,822	1,893
Loans receivable	92,499	97,188	91,663	96,002
Accrued interest receivable	485	485	511	511

	$113,809	$118,587	$112,372	$116,782

Financial Liabilities
Deposits	$74,944	$75,922	$72,918	$73,859
Advances from the Federal Home Loan Bank	25,896	25,059	26,903	26,192
Advances by borrowers for taxes and insurance	299	299	406	406
Accrued interest payable	113	113	111	111

	$101,252	$101,393	$100,338	$100,568

Cash Surrender Value of Life Insurance
The cash surrender value of bank-owned life insurance policies represents the value of life insurance policies on certain officers of the Corporation for which the Corporation is the beneficiary. The Corporation accounts for these assets using the cash surrender value method in determining the carrying value of the insurance policies.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
Advertising
Advertising costs are expensed when incurred.
Earnings Per Share
Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year, less shares in the Corporation’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released.
Note 7: Investment and Mortgage-backed Securities
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investment securities at September and June 2009 are shown below.

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available for Sale:
Asset management fund	$11,574	$462	$—	$12,036

Held to Maturity:
Municipal obligations	$8	$—	$—	$8

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available for Sale:
Asset management fund	$11,821	$67	$—	$11,888

Held to Maturity:
Municipal obligations	$11	$—	$—	$11

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
The amortized cost and estimated fair value of U.S. Government agency, government sponsored entities and municipal obligations held to maturity, by term to maturity at September 30, 2009 and June 30, 2009, are shown below.

	September 30, 2009		June 30, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Held to Maturity:
Due within one year	$8	$8	$11	$11

Total held to maturity	$8	$8	$11	$11

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of mortgage-backed securities held to maturity at September 30, 2009 and June 30, 2009 are shown below.

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Federal Home Loan Mortgage Corporation participation certificates	$150	$—	$—	$150
Federal National Mortgage Association participation certificates	829	51	—	880
Government National Mortgage Association participation certificates	701	38	—	739

Total mortgage-backed securities	$1,680	$90	$—	$1,769

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

Federal Home Loan Mortgage Corporation participation certificates	$155	$—	$—	$155
Federal National Mortgage Association participation certificates	881	42	—	923
Government National Mortgage Association participation certificates	786	29	—	815

Total mortgage-backed securities	$1,822	$72	$—	$1,893

The amortized cost and estimated fair values of mortgage-backed securities at September 30, 2009 and June 30, 2009, by contractual term to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

	September 30, 2009		June 30, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	1	—	1	1
Due after five years through ten years	181	182	135	135
Due after ten years	1,498	1,587	1,686	1,686

	$1,680	$1,769	$1,822	$1,893

The Corporation had no securities in an unrealized loss position at September 30, 2009 or June 30, 2009.
The Corporation’s investments are generally limited to issuances of U. S. Government, government agencies, government sponsored entities and other high quality debt instruments. The asset management fund (the “Fund”) represents an open-ended adjustable-rate mortgage fund. The Fund invests primarily in high quality adjustable-rate mortgage-related investments, with a target duration generally no shorter than a six-month U. S. Treasury Bill and no longer than a one-year U.S. Treasury Bill. The Fund may also invest in U.S. Government and agency securities, government sponsored entities’securities, certificates of deposit, repurchase agreements and bankers’ acceptances.
It is the policy of the Fund to pay cash in an amount not to exceed $250,000 over a ninety-day period to each investor requesting redemption. Greenville Federal took the $250,000 redemption option once each quarter during fiscal 2009 as well as the first quarter of fiscal 2010. During the fourth quarter of fiscal 2009, the Fund began showing improvement and ended the year with an unrealized gain of $67,000. The Fund is continuing to show improvement and currently had an unrealized gain of $462,000.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
Note 8: Loans Receivable
The composition of the loan portfolio at September 30, 2009 and June 30, 2009 is as follows:

	September 30,	June 30,
	2009	2009
	(In thousands)
Residential real estate
One- to four-family	$79,200	$77,866
Multi-family	3,804	3,825
Construction	1,136	686
Nonresidential real estate	5,624	5,793
Commercial	2,090	2,270
Consumer and other	2,708	2,710

Total loans	94,562	93,150

Less
Unearned interest	7	10
Deferred loan origination fees, net	334	338
Allowance for loan losses	633	577
Undisbursed portion of loans in process	1,089	562

Net loans	$92,499	$91,663

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition and Results of
Operations
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Critical Accounting Policies
There were no material changes to the Corporation’s critical accounting policies which were disclosed in the Corporation’s Form 10-K filing as of June 30, 2009.
Discussion of Financial Condition Changes from June 30, 2009 to September 30, 2009
The Corporation’s assets totaled $120.9 million at September 30, 2009, an increase of $1.4 million, or 1.1%, from the $119.6 million total at June 30, 2009. The increase in assets resulted primarily from an increase in loans receivable and cash and cash equivalents.
Investment securities totaled $13.7 million at September 30, 2009, an increase of $3,000, or 0.02%, from the total at June 30, 2009. The increase in investment securities was due primarily to a $148,000 unrealized gain on investment securities designated as available for sale, partially offset by $142,000 in repayments of mortgage-backed securities. Cash and cash equivalents, consisting of cash and due from banks and interest-bearing deposits in other financial institutions increased by $624,000, or 13.9%, over the three-month period ended September 30, 2009 due to an increase in deposit liabilities.
Loans receivable totaled $92.5 million at September 30, 2009, compared to $91.7 million at June 30, 2009, an increase of $836,000, or 0.9%. The increase was primarily attributable to a $1.3 million growth in one- to four-family residential real estate loans, partially offset by a $180,000 decrease in commercial loans and a $169,000 decrease in non-residential real estate loans. Loan disbursements during the period totaling $3.4 million were partially offset by principal repayments of $2.5 million and loans transferred into real estate owned of $92,000.
Nonresidential real estate, multi-family residential real estate and commercial lending generally involves a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. Greenville Federal endeavors to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation. The majority of these loans have been made to existing customers. Consumer lending also may entail greater risk than residential lending. The risk of default on consumer lending increases during periods of recession, high unemployment and other adverse economic conditions. While Greenville Federal did not realize increases in nonresidential, consumer and commercial loans during the quarter ended September 30, 2009, management intends to pursue a limited rate of growth over the next year in these loans, but is committed to retaining its historical focus on one- to four-family residential lending.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition and Results of
Operations
The allowance for loan losses totaled $633,000 at September 30, 2009, an increase of $56,000, or 9.7%, from the June 30, 2009 balance of $577,000, and represented 0.67% and 0.62% of total loans at those respective dates. Greenville Federal’s nonperforming loans totaled $1.8 million and $834,000 at September 30, 2009 and June 30, 2009, respectively. In determining the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and nonresidential loans are evaluated individually for potential impairment. Second, the allowance for loan losses is evaluated using Greenville Federal’s historic loss experience, adjusted for changes in economic trends in Greenville Federal’s lending area, by applying these adjusted loss percentages to the loan types to be evaluated collectively in the portfolio. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at September 30, 2009. Although management believes that the allowance for loan losses at September 30, 2009, was adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect Greenville Federal’s results of operations.
Deposits totaled $74.9 million at September 30, 2009, an increase of $2.0 million, or 2.8%, from June 30, 2009. Greenville Federal participates in a bidding process for local short-term public deposits. Such short-term deposits from the City of Greenville totaled $2.4 million at September 30, 2009, up from $500,000 at June 30, 2009.
Advances from the Federal Home Loan Bank totaled $25.9 million at September 30, 2009, a decrease of $1.0 million, or 3.7%, compared to June 30, 2009.
Shareholders’ equity totaled $19.0 million at September 30, 2009, an increase of $398,000, or 2.1%, from June 30, 2009. The increase resulted primarily from a $395,000 unrealized gain on investment securities designated as available for sale for the three months ended September 30, 2009.
Greenville Federal is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2009, Greenville Federal’s regulatory capital continued to substantially exceed all minimum regulatory capital requirements.
The following table summarizes Greenville Federal’s regulatory capital requirements and actual capital at September 30, 2009:

					Minimum Required To Be
					Well Capitalized Under
			Minimum Required For		Prompt Corrective Action
	Actual		Capital Adequacy Purposes		Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Tangible capital	$10,383	8.63%	$1,804	1.50%	$6,015	5.00%

Core capital	$10,383	8.63%	$4,812	4.00%	$7,217	6.00%

Risk-based capital	$10,920	13.89%	$6,289	8.00%	$7,861	10.00%

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition and Results of
Operations
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2009 and 2008
General
The Corporation recorded net income of $62,000 for the three months ended September 30, 2009, an increase of $1.3 million, compared to the net loss of $1.2 million for the same period in 2008. The increase in net income was due primarily to the lack of a non-cash impairment charge on investment securities in the 2009 quarter as the Fund ended the quarter in an unrealized gain position. Additional factors include a decrease of $40,000 in federal income taxes, which were partially offset by an increase in provision for losses on loans of $70,000, an increase in other components of general, administrative, and other expense of $25,000, and a decrease in net interest income of $26,000.
Net Interest Income
Interest income totaled $1.6 million for the three months ended September 30, 2009, a decrease of $122,000, or 7.0%, compared to the three months ended September 30, 2008. Interest income on loans decreased by $50,000, or 3.3%, due primarily to a decrease in the weighted-average yield on loans from 6.66% to 6.24%, partially offset by a $2.8 million increase in the average balance of loans outstanding. Interest income on investment securities decreased by $58,000, or 32.6%, due primarily to a $4.6 million decrease in the average balance outstanding, coupled with a decrease in the weighted-average yield on such securities from 4.30% in the 2008 three-month period to 4.01% in the 2009 three-month period.
Interest expense totaled $567,000 for the three months ended September 30, 2009, a decrease of $96,000, or 14.5%, compared to the three months ended September 30, 2008. This decrease was a result of a decrease in the weighted-average cost of funds to 2.37% for the three months ended September 30, 2009, from 2.74% for the three months ended September 30, 2008, coupled with a $280,000 decrease in the average balance of interest-bearing liabilities outstanding year to year.
As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $26,000, or 2.4%, compared to the same period in 2008. The interest rate spread increased to 3.42% for the three months ended September 30, 2009, compared to 3.36% for the three months ended September 30, 2008. The net interest margin decreased to 3.75% for the three months ended September 30, 2009, from 3.77% for the three months ended September 30, 2008.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to maintain the total allowance for loan losses at a level calculated by management based on historical experience, the volume and type of lending conducted by Greenville Federal, the status of past due principal and interest payments and management’s assessment of economic factors in Greenville Federal’s lending area that may affect the collectibility of Greenville Federal’s loan portfolio. Management recorded a $70,000 provision for losses on loans for the three months ended September 30, 2009. There was no provision for losses on loans recorded for the three-month period ended September 30, 2008. The allowance for loan losses totaled $633,000 at September 30, 2009, compared to $577,000 at June 30, 2009. Greenville Federal’s nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $1.8 million at September 30, 2009, an increase of $928,000 compared to June 30, 2009. Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition and Results of
Operations
Other Income
Other income totaled $226,000 for the three months ended September 30, 2009, a decrease of $1,000, or 0.4%, compared to the same quarter in 2008. This decrease was due primarily to an $11,000, or 7.1%, decrease in customer service charges, partially offset by a $10,000, or 14.1%, increase in other operating income.
General, Administrative and Other Expense
General, administrative and other expense, net of the $1.4 million non-cash impairment charge on investment securities recorded for the three months ended September 30, 2008, increased $25,000, or 2.3% for the quarter ended September 30, 2009, compared to the same quarter in 2008. The increase in general, administrative and other expense was due primarily to a $75,000 increase in other operating expense and a $30,000 increase in employee compensation and benefits, which were partially offset primarily by a $63,000 decrease in data processing expense. The increase in other operating expense was due primarily to an increase in professional fees expense of $43,000 and an increase of $36,000 for FDIC insurance premiums. The increase in employee compensation and benefits was due primarily to increased employee compensation. The decrease in data processing expense was due primarily to a decrease in the rate structure from the previous year. The decrease in franchise taxes was due primarily to a decrease in stockholders’ equity from year to year.
The non-cash impairment charge of $1.4 million on investment securities recorded during the quarter ended September 30, 2008, resulted from an investment by the Corporation’s subsidiary, Greenville Federal, in the AMF Ultra Short Mortgage Fund (the “Fund”). For the quarter ended September 30, 2009, the Fund ended in an unrealized gain position of $462,000; therefore, no non-cash impairment charge was recorded in the 2009 quarter.
Federal Income Taxes
The provision for federal income taxes totaled $14,000 for the three months ended September 30, 2009, a decrease of $40,000, or 74.1%, compared to the same quarter in 2008. The decrease resulted primarily from a $122,000 decrease in pre-tax earnings, net of the $1.4 million other-than-temporary impairment charge, year to year. For the three months ended September 30, 2009, the effective tax rate was 18.4%, compared to 27.2% for the three months ended September 30, 2008, which was adjusted for the other-than-temporary impairment.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition and Results of
Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
ITEM 4T. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Registrant have evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of September 30, 2009, and have concluded that the disclosure controls and procedures in place at September 30, 2009, were effective.
There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Greenville Federal Financial Corporation
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
Not applicable
ITEM 1A. Risk Factors
Not applicable
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
ITEM 3. Defaults Upon Senior Securities
Not applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
Not applicable
ITEM 5. Other Information
Not applicable
ITEM 6. Exhibits
3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws

4	Agreement to Furnish Long-Term Debt Instruments and Agreements

10.1	Employment Agreement with Susan J. Allread

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Greenville Federal Financial Corporation
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENVILLE FEDERAL FINANCIAL CORPORATION
Date: November 16, 2009	By:	/s/ Jeff D. Kniese
Jeff D. Kniese
President and Chief Executive Officer

Date: November 16, 2009	By:	/s/ Susan J. Allread
Susan J. Allread
Chief Financial Officer

INDEX TO EXHIBITS
3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter (Incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2006)

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 14, 2006)

4	Agreement to Furnish Long-Term Debt Instruments and Agreements

10.1	Employment Agreement with Susan J. Allread (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 24, 2009)

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002