Form 10-Q
period 2009-12-31
Greenville Federal Financial CORP
filed 2010-02-12
CIK 1330365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 12, 2009, 2,097,341 shares of the small business issuer’s common stock, $0.01 par value, were issued and outstanding.

Greenville Federal Financial Corporation

ITEM 1.   Financial Statements
Greenville Federal Financial Corporation
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Cash and due from banks	$2,182	$1,870
Interest-bearing deposits in other financial institutions	5,857	2,604

Cash and cash equivalents	8,039	4,474
Investment securities designated as available for sale — at market	11,787	11,888
Investment securities designated as held to maturity — at amortized cost (fair value: 12/31/09 — $5, 6/30/09 — $11)	5	11
Mortgage-backed securities designated as held to maturity — at amortized cost (fair value: 12/31/09 — $1,630, 6/30/09 — $1,893)	1,546	1,822
Loans receivable — net of allowance for loan losses of $680 and $577 at December 31, 2009 and June 30, 2009, respectively	92,476	91,663
Office premises and equipment — at depreciated cost	1,896	1,958
Real estate acquired through foreclosure	319	559
Stock in Federal Home Loan Bank — at cost	2,003	2,003
Cash surrender value of life insurance	4,225	4,151
Accrued interest receivable	472	511
Prepaid expenses and other assets	984	530

Total assets	$123,752	$119,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$75,814	$72,918
Advances from the Federal Home Loan Bank	29,058	26,903
Advances by borrowers for taxes and insurance	459	406
Accrued interest payable	81	111
Other liabilities	618	618

Total liabilities	106,030	100,956

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock — authorized 1,000,000 shares, $.01 par value; no shares issued	—	—
Common stock — authorized 8,000,000 shares of $.01 par value; 2,298,411 shares issued and 2,097,341 outstanding	23	23
Treasury Stock, at cost, 201,070 shares	(1,308)	(4)
Additional paid-in capital	9,079	9,051
Retained earnings — restricted	10,017	10,018
Shares acquired by Employee Stock Ownership Plan	(541)	(541)
Accumulated comprehensive income, net of related tax benefits	452	67

Total stockholders’ equity	17,722	18,614

Total liabilities and stockholders’ equity	$123,752	$119,570

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008

Interest income
Loans	$1,433	$1,494	$2,877	$2,988
Mortgage-backed securities	21	23	44	40
Investment securities	112	171	231	349
Interest-bearing deposits and other	23	28	48	73

Total interest income	1,589	1,716	3,200	3,450

Interest expense
Deposits	311	447	630	905
Borrowings	235	202	482	407

Total interest expense	546	649	1,112	1,312

Net interest income	1,043	1,067	2,088	2,138

Provision for losses on loans	82	50	152	50

Net interest income after provision for losses on loans	961	1,017	1,936	2,088
Other income
Customer service charges	157	147	302	303
Gain (loss) on sale of real estate acquired through foreclosure	(1)	4	(1)	4
Other operating	71	76	152	147

Total other income	227	227	453	454

General, administrative and other expense
Employee compensation and benefits	523	610	1,120	1,177
Occupancy and equipment	113	97	212	196
Franchise taxes	44	48	87	96
Data processing	81	95	163	240
Advertising	11	18	31	37
Loss (gain) on redemption of investment securities	(11)	4	(14)	8
Impairment charge on investment securities	—	1,456	—	2,848
Provision for loss on real estate acquired through foreclosure	—	170	7	183
FDIC insurance expense	45	4	85	8
Other operating	276	234	518	435

Total general, administrative and other expense	1,082	2,736	2,209	5,228

Income (loss) before income taxes	106	(1,492)	180	(2,686)
Federal income taxes
Current	24	(36)	37	18
Deferred	—	—	—	—

Total federal income taxes	24	(36)	37	18

NET INCOME (LOSS)	$82	$(1,456)	$143	$(2,704)

Earnings per share — basic and diluted	$0.04	$(0.66)	$0.07	$(1.22)

Dividends declared per share	$0.07	$0.07	$0.07	$0.14

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net income (loss)	$82	$(1,456)	$143	$(2,704)

Other comprehensive income (losses), net of related tax benefits:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $0, $0, $0 and $0 for the respective periods	(10)	—	385	—

Comprehensive income	$72	$(1,456)	$528	$(2,704)

Accumulated comprehensive gain, net of related tax benefits	$452	$—	$452	$—

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Cash Flows
For the six months ended December 31, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net income (loss) for the period	$143	$(2,704)
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of premiums and discounts on investments and mortgage-backed securities — net	5	(1)
Amortization of deferred loan origination fees	(106)	(23)
Depreciation and amortization	73	60
Amortization of mortgage servicing rights	11	7
Other-than-temporary impairment of investment securities designated as available for sale	—	2,848
Loss (gain) on redemption of investment security	(14)	8
Provision for losses on loans	82	50
Provision for loss on real estate acquired through foreclosure	7	183
Loss (gain) on disposition of real estate acquired through foreclosure	5	(4)
Federal Home Loan Bank stock dividends	—	(27)
Increase in cash surrender value of life insurance	(74)	(77)

Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	33	30
Accrued interest receivable on mortgage-backed securities	2	(4)
Accrued interest receivable on investment securities and other	4	22
Prepaid expenses and other assets	(465)	10
Accrued interest payable	(30)	(64)
Other liabilities	(45)	(111)
Stock option expense	7	12
Retention share expense	21	24
Federal income taxes
Current	45	(55)

Net cash provided by operating activities	(296)	184

Cash flows used in investing activities:
Purchases of mortgage-backed securities designated as held to maturity	—	(1,004)
Sale/redemption of investment securities	500	500
Proceeds from maturity of investment securities designated as held to maturity	—	2,005
Proceeds from repayment of mortgage-backed securities	277	103
Loan principal repayments	2,889	6,032
Loan disbursements	(3,828)	(6,881)
Purchase of office equipment	(11)	(83)
Additions to real estate acquired through foreclosure	—	(13)
Proceeds from sale of real estate acquired through foreclosure	378	155

Net cash provided by investing activities	205	814

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Cash Flows (Continued)
For the six months ended December 31, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008

(net balance brought forward)	$(91)	$998

Cash flows provided by financing activities:
Net increase (decrease) in deposit accounts	2,896	(3,089)
Proceeds from Federal Home Loan Bank advances	5,000	3,500
Repayments of Federal Home Loan Bank advances	(2,845)	(2,210)
Advances by borrowers for taxes and insurance	53	70
Repurchase of common stock	(1,304)	—
Dividends on common stock	(144)	(143)

Net cash used in financing activities	3,656	(1,872)

Net increase (decrease) in cash and cash equivalents	3,565	(874)

Cash and cash equivalents at beginning of period	4,474	7,220

Cash and cash equivalents at end of period	$8,039	$6,346

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$1,088	$1,376

Federal income taxes	$—	$92

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$150	$210

Unrealized gains on securities designated as available for sale, net of related tax effects	$385	$—

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
For the six- and three-month periods ended December 31, 2009 and 2009
Note 1: Basis of Presentation
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
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GFFC included in the Form 10-K as of and for the year ended June 30, 2009. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six-month and three-month periods ended December 31, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year.
Note 2: Principles of Consolidation
The consolidated financial statements include the accounts of GFFC and Greenville Federal. All significant intercompany balances and transactions have been eliminated in consolidation.
Note 3: Earnings Per Share
Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less 51,784 and 60,794 weighted-average shares for the three months ended December 31, 2009 and 2008 respectively, and less 52,909 and 61,919 weighted-average shares for the six months ended December 31, 2009 and 2008 respectively, in the Corporation’s ESOP that are unallocated and not committed to be released.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
Weighted-average common shares deemed outstanding totaled 2,148,160 and 2,222,469 for the three months ended December 31, 2009 and 2008 respectively. Weighted-average common shares deemed outstanding totaled 2,189,535 and 2,221,344 for the six months ended December 31, 2009 and 2008, respectively.
Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 2,148,160 and 2,189,535 for the three-month and six-month periods ended December 31, 2009, respectively. Options to purchase 52,400 shares of common stock at $9.45 per share and 28,000 shares at $4.13 per share were outstanding at December 31, 2009, but were excluded from the computation of diluted earnings per share because their exercise price was greater than the average fair value. There were 74,800 option shares that were excluded from the computation of diluted earnings per share for the three-month and six-month periods ended December 31, 2008, because their exercise price was greater than the average fair value.
Note 4: Recent Accounting Developments
Subsequent Events: The Corporation adopted FASB ASC 855, Subsequent Events (SFAS No. 165 “Subsequent Events”), on June 30, 2009. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Corporation has reviewed subsequent events through February 12, 2010, which is the date the Corporation filed the form 10-Q with the Securities and Exchange Commission (“SEC”).
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly: In April 2009, the FASB issued new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures (FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). This provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Corporation’s adoption of the new guidance for the period ended June 30, 2009, did not have a material impact on the Corporation’s consolidated financial statements. See Note 6— Fair Value for disclosures required by this new guidance.
Interim Disclosures about Fair Value of Financial Instruments: The Corporation adopted new guidance impacting FASB ASC 825-10-50, Financial Instruments (FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), effective June 30, 2009. This guidance amended existing generally accepted accounting principles (“GAAP”) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Corporation’s adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements. See Note 6 — Fair Value for disclosures required by this new guidance.
The FASB has issued Accounting Standards Update (ASU) No. 2009-12, Fair Value Measurements and Net Asset Value per Share (or Its Equivalent.) This ASU amends FASB ASC 820 to provide guidance on using the net asset value per share provided by the investee to estimate the fair value of an alternative investment. The amendments in this ASU apply to an investment that is required or permitted to be measured or disclosed at fair value on a recurring or nonrecurring basis and; as of the reporting entity’s measurement date, meets certain criteria.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
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
Note 5: Commitments
At December 31, 2009 and 2008, the Corporation had outstanding commitments to extend credit of $3.6 million and $3.4 million, respectively. Standby letters of credit as of December 31, 2009 and 2008, totaled $40,000 and $20,000, respectively.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
Note 6: Disclosures About Fair Value of Assets and Liabilities
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The measure of fair value under GAAP uses a hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within fair value hierarchy in which the fair value measurements fall at December 31, 2009:

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
2009
Asset Management Fund	$11,787,000		$11,787,000
As of December 31, 2009, the Company does not have any financial assets or liabilities for which fair value is measured on a non-recurring basis.
Fair Value of Financial Instruments
The following table presents the fair values of financial assets and liabilities carried on the Corporation’s consolidated balance sheet at December 31, 2009, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or non-recurring basis. The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at December 31, 2009 and June 30, 2009:
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
Deposits: The fair value of checking and NOW accounts, savings accounts, and money market deposits is deemed to approximate the amount payable on demand at December 31, 2009 and June 30, 2009. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.
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

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows at December 31, 2009 and June 30, 2009:

	December 31, 2009		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Financial Assets
Cash and cash equivalents	$8,039	$8,039	$4,474	$4,474
Investment securities available for sale	11,787	11,787	11,888	11,888
Investment securities held to maturity	5	5	11	11
Mortgage-backed securities	1,546	1,630	1,822	1,893
Loans receivable	92,476	99,110	91,663	96,002
Accrued interest receivable	472	472	511	511

	$114,325	$121,043	$110,369	$114,779

Financial Liabilities
Deposits	$75,814	$76,788	$72,918	$73,859
Advances from the Federal Home Loan Bank	29,058	28,424	26,903	26,192
Advances by borrowers for taxes and insurance	459	459	406	406
Accrued interest payable	81	81	111	111

	$105,412	$105,752	$100,338	$100,568

Note 7: Investment and Mortgage-backed Securities
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investment securities at December 31, and June 30, 2009 are shown below.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2009
Available for Sale:
Asset management fund	$11,335	$452	$—	$11,787

Held to Maturity:
Municipal obligations	$5	$—	$—	$5

June 30, 2009
Available for Sale:
Asset management fund	$11,821	$67	$—	$11,888

Held to Maturity:
Municipal obligations	$11	$—	$—	$11

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
The amortized cost and estimated fair value of U.S. Government agency, government sponsored entities and municipal obligations held to maturity, by term to maturity at December 31, 2009 and June 30, 2009, are shown below.

	December 31, 2009		June 30, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Held to Maturity:
Due within one year	$5	$5	$11	$11

Total held to maturity	$5	$5	$11	$11

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of mortgage-backed securities held to maturity at December 31, 2009 and June 30, 2009 are shown below.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2009
Federal Home Loan Mortgage Corporation participation certificates	$145	$2	$—	$147
Federal National Mortgage Association participation certificates	794	50	—	844
Government National Mortgage Association participation certificates	607	32	—	639

Total mortgage-backed securities	$1,546	$84	$—	$1,630

June 30, 2009
Federal Home Loan Mortgage Corporation participation certificates	$155	$—	$—	$155
Federal National Mortgage Association participation certificates	881	42	—	923
Government National Mortgage Association participation certificates	786	29	—	815

Total mortgage-backed securities	$1,822	$71	$—	$1,893

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
The amortized cost and estimated fair values of mortgage-backed securities at December 31, 2009 and June 30, 2009, by contractual term to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

	December 31, 2009		June 30, 2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	1	1
Due after five years through ten years	176	178	135	135
Due after ten years	1,370	1,452	1,686	1,757

	$1,546	$1,630	$1,822	$1,893

The Corporation had no securities in an unrealized loss position at December 31, 2009 or June 30, 2009.
The Corporation’s investments are generally limited to issuances of U. S. Government, government agencies, government sponsored entities and other high quality debt instruments. The Fund represents an open-ended adjustable-rate mortgage fund. The Fund invests primarily in high quality adjustable-rate mortgage-related investments, with a target duration generally no shorter than a six-month U. S. Treasury Bill and no longer than a one-year U.S. Treasury Bill. The Fund may also invest in U.S. Government and agency securities, government sponsored entities’ securities, certificates of deposit, repurchase agreements and bankers’ acceptances.
It is the policy of the Fund to pay cash in an amount not to exceed $250,000 over a ninety-day period to each investor requesting redemption. Greenville Federal took the $250,000 redemption option once each quarter during fiscal 2009 as well as the first two quarters of fiscal 2010. Currently, the Fund has an unrealized gain of $452,000.
Note 8: Loans Receivable
The composition of the loan portfolio at December 31, 2009 and June 30, 2009 is as follows:

	December 31,	June 30,
	2009	2009
	(In thousands)
Residential real estate
One- to four-family	$79,227	$77,866
Multi-family	3,781	3,825
Construction	1,326	686
Nonresidential real estate	5,375	5,793
Commercial	2,043	2,270
Consumer and other	2,500	2,710

Total loans	94,252	93,150
Less
Unearned interest	8	10
Deferred loan origination fees, net	317	338
Allowance for loan losses	680	577
Undisbursed portion of loans in process	771	562

Net loans	$92,476	$91,663

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
Note 9: Allowance for Loan Losses
Following is an analysis of changes in the alllowance for loan losses for the six-month periods ended December 31:

	2009	2008
	(In thousands)

Balance, July 1	$577	$583
Provision for loan losses	152	50
Charge-offs of loans, net of recoveries	(49)	(75)

Balance, end of year	$680	$558

At December 31, 2009 and 2008, the Corporation had accruing loans delinquent 90 days or more totaling $665,000 and $388,000, respectively. At December 31, 2009 and 2008, the Corporation had non-accruing loans totaling $577,000 and $397,000, respectively. Interest income that would have been recognized had such nonperforming loans performed pursuant to contractual terms totaled approximately $34,000 and $22,000 for the six-months ended December 31, 2009 and 2008, respectively.
Impaired loans totaled $572,000 at December 31, 2009. There were no impaired loans at December 31, 2008. Interest of $20,000 was recognized on impaired loans of $572,000 for the six-months ended December 31,2009. Interest of $7,000 was recognized on impaired loans on a cash basis during the six-months ended December 31, 2009.

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
Discussion of Financial Condition Changes from June 30, 2009 to December 31, 2009
The Corporation’s assets totaled $123.8 million at December 31, 2009, an increase of $4.2 million, or 3.5%, from the $119.6 million total at June 30, 2009. The increase in assets resulted primarily from an increase in cash and cash equivalents and loans receivable, partially offset by a decrease in real estate acquired through foreclosure.
Cash and cash equivalents, consisting of cash and due from banks and interest-bearing deposits in other financial institutions, increased by $3.6 million, or 79.7%, over the six-month period ended December 31, 2009. The primary reason for the increase in cash and cash equivalents was due to a deposit of proceeds from an FHLB advance taken during the quarter. Investment securities available-for-sale totaled $11.8 million at December 31, 2009, a decrease of $101,000, or 0.80%, from the total at June 30, 2009.
Loans receivable totaled $92.5 million at December 31, 2009, compared to $91.7 million at June 30, 2009, an increase of $813,000, or 0.9%. The increase was primarily attributable to a $1.4 million growth in one- to four-family residential real estate loans, coupled with a $640,000 increase in one- to four-family construction loans, partially offset by a $417,000 decrease in non-residential real estate, a $227,000 decrease in commercial loans, and a $211,000 decrease in consumer loans. Loan disbursements during the period totaling $3.8 million were partially offset by principal repayments of $2.9 million and loans transferred into real estate owned of $150,000.
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

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
The allowance for loan losses totaled $680,000 at December 31, 2009, an increase of $103,000, or 17.9%, from the June 30, 2009 balance of $577,000, and represented 0.72% and 0.62% of total loans at those respective dates. Greenville Federal’s nonperforming loans totaled $1.2 million and $834,000 at December 31, 2009 and June 30, 2009, respectively. In determining the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and nonresidential loans are evaluated individually for potential impairment. Second, the allowance for loan losses is evaluated using Greenville Federal’s historic loss experience, adjusted for changes in economic trends in Greenville Federal’s lending area, by applying these adjusted loss percentages to the loan types to be evaluated collectively in the portfolio. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at December 31, 2009. Although management believes that the allowance for loan losses at December 31, 2009, was adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect Greenville Federal’s results of operations.
Deposits totaled $75.8 million at December 31, 2009, an increase of $2.9 million, or 4.0%, from June 30, 2009. Greenville Federal participates in a bidding process for local short-term public deposits. Such short-term deposits from the City of Greenville totaled $1.3 million at December 31, 2009, up from $500,000 at June 30, 2009.
Advances from the Federal Home Loan Bank totaled $29.1 million at December 31, 2009, an increase of $2.2 million, or 8.0%, compared to June 30, 2009. The increase in advances was primarily the result of low interest rates offered on advances by the Federal Home Loan Bank. Funds from advances are currently a more affordable option than the above mentioned short-term public deposits.
Shareholders’ equity totaled $17.7 million at December 31, 2009, a decrease of $892,000, or 4.8%, from June 30, 2009. The decrease resulted from Greenville Federal purchasing 200,510 outstanding common shares at a purchase price of $6.50 per share, through a modified “dutch auction” tender offer, for a total cost of $1.3 million, partially offset by a $385,000 unrealized gain on securities designated as available for sale.
Greenville Federal is required to maintain minimum regulatory capital pursuant to federal regulations. At December 31, 2009, Greenville Federal’s regulatory capital continued to substantially exceed all minimum regulatory capital requirements.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
The following tables summarize Greenville Federal’s regulatory capital requirements and actual capital at December 31, 2009 and June 30, 2009:

					Minimum Required To
			Minimum Required For		Be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2009
Tangible capital	$10,538	8.56%	$1,846	1.50%	$6,154	5.00%

Core capital	$10,538	8.56%	$4,923	4.00%	$7,385	6.00%

Risk-based capital	$11,097	13.44%	$6,274	8.00%	$7,843	10.00%

June 30, 2009
Tangible capital	$10,288	8.62%	$1,791	1.50%	$5,970	5.00%

Core capital	$10,288	8.62%	$4,776	4.00%	$7,164	6.00%

Risk-based capital	$10,813	13.83%	$6,257	8.00%	$11,939	10.00%
Comparison of Operating Results for the Three-Month Periods Ended December 31, 2009 and 2008
General
The Corporation recorded net income of $82,000 for the three months ended December 31, 2009, compared to a net loss of $1.5 million for the same period in 2008. The increase in net income was due primarily to the lack of a non-cash impairment charge on investment securities in the 2009 quarter as the Fund ended the quarter in an unrealized gain position. Additional factors include a decrease of $170,000 in provision for loss on real estate acquired through foreclosure, partially offset by an increase of $32,000 in provision for losses on loans and a decrease in net interest income of $24,000.
Net Interest Income
Interest income totaled $1.6 million for the three months ended December 31, 2009; a decrease of $127,000, or 7.4%, compared to the three months ended December 31, 2008. Interest income on loans decreased by $61,000, or 4.1%, due primarily to a decrease in the weighted-average yield on loans from 6.62% to 6.19%, partially offset by a $2.3 million increase in the average balance of loans outstanding. Interest income on investment securities decreased by $59,000, or 34.5%, due primarily to a $2.5 million decrease in the average balance outstanding, coupled with a decrease in the weighted-average yield on such securities from 4.78% in the 2008 three-month period to 3.79% in the 2009 three-month period. All decreases in weighted average yields are primarily due to decreases in rates in the current rate environment.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Interest expense totaled $546,000 for the three months ended December 31, 2009, a decrease of $103,000, or 15.9%, compared to the three months ended December 31, 2008. This decrease was a result of a decrease in the weighted-average cost of funds to 2.24% for the three months ended December 31, 2009, from 2.56% for the three months ended December 31, 2008, coupled with a $3.7 million decrease in the average balance of interest-bearing liabilities outstanding year to year.
As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $24,000, or 2.2%, compared to the same period in 2008. The interest rate spread decreased to 3.43% for the three months ended December 31, 2009, compared to 3.59% for the three months ended December 31, 2008. The net interest margin decreased to 3.72% for the three months ended December 31, 2009, from 3.83% for the three months ended December 31, 2008.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to maintain the total allowance for loan losses at a level calculated by management based on historical experience, the volume and type of lending conducted by Greenville Federal, the status of past due principal and interest payments and management’s assessment of economic factors in Greenville Federal’s lending area that may affect the collectibility of Greenville Federal’s loan portfolio. Management recorded a provision for losses on loans of $82,000 and $50,000 for the three months ended December 31, 2009 and 2008, respectively. The allowance for loan losses totaled $680,000 at December 31, 2009, compared to $577,000 at June 30, 2009. Greenville Federal’s nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $1.2 million at December 31, 2009, an increase of $408,000 compared to June 30, 2009. Due to the increase in nonperforming loans, additional provision for losses on loans was charged to earnings. Of Greenville Federal’s $1.2 million in nonperforming loans, 93.8% are single-family residential mortgage loans and 6.2% are consumer loans. Management believes all nonperforming loans are adequately collateralized; however, there can be no assurance that the allowance for loan losses will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.
General, Administrative and Other Expense
General, administrative and other expense, net of the $1.5 million non-cash impairment charge on investment securities recorded for the three months ended December 31, 2008, decreased $198,000, or 15.5%, for the three months ended December 31, 2009, compared to the same quarter in 2008. The provision for losses on real estate acquired through foreclosure decreased $170,000, or 100.0%; employee compensation and benefits decreased $87,000, or 14.3%; and data processing expense decreased $14,000, or 14.7%. Such decreases were partially offset by an $83,000, or 34.9%, increase in other operating expense. The decrease in employee compensation and benefits resulted from a decrease in the number of employees. The decrease in data processing expense was due primarily to a decrease in the rate structure from the previous year. The increase in other operating expense was due primarily to an increase in FDIC insurance premiums and legal expenses. The increase in FDIC premiums was due primarily to increases imposed by the FDIC on all insured financial institutions.
The non-cash impairment charge of $1.5 million on investment securities recorded during the quarter ended December 31, 2008, resulted from an investment by the Corporation’s subsidiary, Greenville Federal, in the AMF Ultra Short Mortgage Fund (the “Fund”). For the quarter ended December 31, 2009, the Fund ended in an unrealized gain position of $452,000; therefore, no non-cash impairment charge was recorded in the 2009 quarter.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Federal Income Taxes
The provision for federal income taxes totaled $24,000 for the three months ended December 31, 2009, an increase of $60,000, or 166.7%, compared to the same quarter in 2008. The increase resulted primarily from a $142,000 increase in pre-tax earnings, net of the $1.5 million other-than-temporary impairment charge, year to year. For the three months ended December 31, 2009, the effective tax rate was 22.6%, compared to 100.0% for the three months ended December 31, 2008, which was adjusted for the other-than-temporary impairment.
Comparison of Operating Results for the Six-Month Periods Ended December 31, 2009 and 2008
General
The Corporation recorded net income of $143,000 for the six months ended December 31, 2009, compared to a net loss of $2.7 million for the same period in 2008. The increase in net income was due to the lack of a non-cash impairment charge on investment securities in the 2009 six-month period as the Fund ended the period in an unrealized gain position. Excluding the $2.8 million non-cash impairment charge on investment securities recorded during the six-month period ended December 31, 2008, the Corporation would have recorded net income of $144,000.
Net Interest Income
Interest income totaled $3.2 million for the six months ended December 31, 2009, a decrease of $250,000, or 7.2%, compared to the six months ended December 31, 2008. Interest income on loans decreased by $111,000, or 3.7%, due primarily to a decrease in the weighted-average yield on loans from 6.64% to 6.21%, partially offset by a $2.6 million increase in the average balance of loans outstanding. Interest income on investment securities decreased by $118,000, or 33.8%, due primarily to a $3.6 million decrease in the average balance outstanding, coupled with a decrease in the weighted-average yield on such securities from 4.52% in the 2008 six-month period to 3.90% in the 2009 six-month period. All decreases in weighted average yields are primarily due to decreases in rates in the current rate environment.
Interest expense totaled $1.1 million for the six months ended December 31, 2009, a decrease of $200,000, or 15.2%, compared to the six months ended December 31, 2008. This decrease was a result of a decrease in the weighted-average cost of funds to 2.29% for the six months ended December 31, 2009, from 2.65% for the six months ended December 31, 2008, coupled with a $2.0 million decrease in the average balance of interest-bearing liabilities outstanding year to year.
As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $50,000, or 2.3%, compared to the same period in 2008. The interest rate spread decreased to 3.43% for the six months ended December 31, 2009, compared to 3.48% for the six months ended December 31, 2008. The net interest margin decreased to 3.73% for the six months ended December 31, 2009, from 3.80% for the six months ended December 31, 2008.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Provision for Losses on Loans
Management recorded a provision for losses on loans of $152,000 and $50,000 for the six months ended December 31, 2009 and 2008, respectively. The allowance for loan losses totaled $680,000 at December 31, 2009, compared to $577,000 at June 30, 2009. Greenville Federal’s nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $1.2 million at December 31, 2009, an increase of $408,000 compared to June 30, 2009.
Other Income
Other income totaled $453,000 for the six months ended December 31, 2009, compared to $454,000 for the six months ended December 31, 2008. The difference of $1,000, or 0.22%, resulted from a decrease in customer service charges.
General, Administrative and Other Expense
General, administrative and other expense, net of the $2.8 million non-cash impairment charge on investment securities recorded for the six months ended December 31, 2008, decreased $171,000, or 7.2%, for the six months ended December 31, 2009, compared to the same period in 2008. The provision for losses on real estate acquired through foreclosure decreased $176,000, or 96.2%; data processing expense decreased $77,000, or 32.1%; and employee compensation and benefits decreased $57,000, or 4.8%. Such decreases were partially offset by a $160,000, or 36.1%, increase in other operating expense. The decrease in data processing expense was due primarily to a decrease in the rate structure from the previous year. The decrease in employee compensation and benefits was due primarily to a decrease in employees. The increase in other operating expense resulted from a $77,000 increase in FDIC insurance premiums, a $38,000 increase in Edgar filing expenses, a $35,000 increase in professional services, and a $29,000 increase in loan expenses.
The non-cash impairment charge of $2.8 million on investment securities recorded during the six months ended December 31, 2008, resulted from an investment by the Corporation’s subsidiary, Greenville Federal, in the Fund. For the six months ended December 31, 2009, the Fund ended in an unrealized gain position of $452,000; therefore, no non-cash impairment charge was recorded in the 2009 period.
Federal Income Taxes
The provision for federal income taxes totaled $37,000 for the six months ended December 31, 2009, an increase of $19,000, or 105.6%, compared to the same quarter in 2008. The increase resulted primarily from an increase in pre-tax earnings, net of the other-than-temporary impairment charge, year to year. For the six months ended December 31, 2009, the effective tax rate was 20.6%, compared to 11.1% for the six months ended December 31, 2008, which was adjusted for the other-than-temporary impairment.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Economic Trends and Uncertainties
Negative developments in the capital markets beginning in the latter half of 2007 and continuing into 2010 produced uncertainty in the financial markets and a related economic downturn. Dramatic declines in the housing market, which resulted in decreasing home prices and increasing delinquencies and foreclosures, negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The values of real estate collateral supporting many loans have declined and may continue to decline, which may result in greater losses on loans that default. The declines in the performance and value of mortgage assets started in the sub-prime market but spread to all mortgage and real estate asset classes, leveraged bank loans and nearly all other asset classes, including equity securities. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.
Concerns over the stability of the financial markets and the economy have resulted in decreased lending by some financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and a widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Many financial institutions have experienced decreased access to deposits or borrowings. Also, our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.
Business activity across a wide range of industries and regions is greatly reduced and local governments and many companies are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. A worsening of current conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.
In 2008 and continuing into 2009 and 2010, the Federal Reserve Board, Congress, the Treasury, the FDIC and others have taken numerous actions to address the current liquidity and credit crisis in the financial markets. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; and coordinated efforts to address liquidity and other weaknesses in the banking sector. There can be no assurance as to the actual impact that new legislation will have on the economy or financial markets. The failure of these programs to stabilize the financial markets could weaken public confidence in financial institutions and have a substantial and material adverse effect on our ability to attract and retain new customers.
Further, additional legislation or regulations may be adopted in the future that reduce the amount that our customers are required to pay under existing loan contracts or limit our ability to foreclose on collateral. For example, legislation has been proposed to give judges the ability to adjust the principal and interest payments on residential mortgages to allow homeowners to avoid foreclosure. There can be no assurance that future legislation will not significantly impact our ability to collect on our current loans or foreclose on collateral.
The economic turmoil of the last two years has resulted in higher levels of bank failures, which dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. The FDIC therefore increased assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009. Additional changes, beginning April 1, 2009, were to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
The Emergency Economic Stabilization Act of 2008 (the “EESA”) instituted two temporary programs effective through December 31, 2009 to further insure customer deposits at FDIC-member banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and noninterest bearing transactional accounts are fully insured (unlimited coverage). The effectiveness of these temporary programs has been extended through December 31, 2013.
On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depositary institution’s assets minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009.
On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total base assessment rate in effect on September 30, 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, was in effect for the entire third quarter of 2009. On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, an institution’s total base assessment rate for purposes estimating an institution’s assessment for 2011 and 2012 was increased by 3 basis points. Each institution’s prepaid assessment base was calculated using its third quarter 2009 assessment base, adjusted quarterly for an estimated five percent annual growth rate in the assessment base through the end of 2012. The three-year prepayment for the Corporation will be approximately $519,000 for Greenville Federal, which will be expensed over three years.
In January 2010, the FDIC issued an advance notice of proposed rule-making asking for comments on how the FDIC’s risk-based deposit insurance assessment system could be changed to include the risks of certain employee compensation as criteria in the assessment system.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Increases in FDIC insurance premiums may materially adversely affect our results of operations.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

ITEM 4T.	Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Registrant have evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of December 31, 2009, and have concluded that the disclosure controls and procedures in place at December 31, 2009, were effective.
There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Greenville Federal Financial Corporation
PART II — OTHER INFORMATION (CONTINUED)

ITEM 1.	Legal Proceedings
Not applicable.

ITEM 1A.	Risk Factors
Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding the only purchase of the Corporation’s stock made by the Corporation during the quarter ended December 31, 2009:

			Total Number of Shares (or	Maximum Number (or Approximate
	Total Number of	Average Price	Units) Purchased as Part of	Dollar Value) of Shares (or Units)
	Shares (or Units)	Paid Per Share	Publicly Announced Plans	That May Be Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

November 2009	200,510	$6.50	200,510	—

(1)
The shares were purchased pursuant to an issuer tender offer announced on July 8, 2009. The Board of Directors announced an intention to repurchase up to 200,000 shares, subject to an increase of up to an additional 2% of the outstanding common shares of the Corporation. The Board of Directors later determined to repurchase 200,510 shares. The tender offer expired on November 16, 2009.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders
On October 29, 2009 the Annual Meeting of the shareholders of the Corporation was held. The following members of the Board of Directors of the Company were re-elected for terms expiring in 2012 by the votes indicated below:

	For	Withheld

George S. Luce, Jr.	1,976,136	85,165
James W. Ward	1,976,796	87,505
David R. Wolverton	1,971,636	89,665

Greenville Federal Financial Corporation

PART II — OTHER INFORMATION (CONTINUED)
The following members of the Board of Directors of the Company were elected for terms expiring in 2010 by the votes indicated below:

	For	Withheld

Jeff D. Kniese	1,973,471	87,830
The selection of Crowe Horwath, LLP as the Corporation’s independent registered public accounting firm to audit the financial statements for fiscal year 2010 was ratified by the votes indicated below:

			Broker
For	Against	Abstain	non-vote

2,051,186	25	5,552	4,540

ITEM 5.	Other Information
Not applicable.

ITEM 6.	Exhibits

3.1	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Charter

3.2	Greenville Federal Financial Corporation Federal Stock Subsidiary Holding Company Bylaws

4	Agreement to Furnish Long-Term Debt Instruments and Agreements

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Greenville Federal Financial Corporation
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENVILLE FEDERAL FINANCIAL CORPORATION
Date: February 12, 2010	By:	/s/ Jeff D. Kniese
Jeff D. Kniese
President and Chief Executive Officer

Date: February 12, 2010	By:	/s/ Susan J. Allread
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