Form 10-Q
period 2010-03-31
Greenville Federal Financial CORP
filed 2010-05-14
CIK 1330365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2010, 2,096,196 shares of the small business issuer’s common stock, $0.01 par value, were issued and outstanding.

Greenville Federal Financial Corporation

ITEM 1. Financial Statements
Greenville Federal Financial Corporation
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	June 30,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$1,895	$1,870
Interest-bearing deposits in other financial institutions	4,178	2,604

Cash and cash equivalents	6,073	4,474

Investment securities designated as available for sale — at fair value	11,554	11,888
Investment securities designated as held to maturity — at amortized cost (fair value: 3/31/10 — $3, 6/30/09 — $11)	3	11
Mortgage-backed securities designated as held to maturity — at amortized cost (fair value: 3/31/10 — $1,456, 6/30/09 — $1,893)	1,370	1,822
Loans receivable — net of allowance for loan losses of $750 and $577 at March 31, 2010 and June 30, 2009, respectively	92,882	91,663
Office premises and equipment — at depreciated cost	1,860	1,958
Real estate acquired through foreclosure	72	559
Stock in Federal Home Loan Bank — at cost	2,003	2,003
Cash surrender value of life insurance	4,261	4,151
Accrued interest receivable	471	511
Prepaid expenses and other assets	1,021	530

Total assets	$121,570	$119,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$78,336	$72,918
Advances from the Federal Home Loan Bank	24,669	26,903
Advances by borrowers for taxes and insurance	291	406
Accrued interest payable	79	111
Other liabilities	584	618

Total liabilities	103,959	100,956

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock — authorized 1,000,000 shares, $.01 par value; no shares issued	—	—
Common stock — authorized 8,000,000 shares of $.01 par value; 2,298,411 shares issued and 2,096,196 outstanding	23	23
Treasury Stock, at cost, 202,215 shares	(1,490)	(4)
Additional paid-in capital	9,092	9,051
Retained earnings — restricted	10,069	10,018
Shares acquired by Employee Stock Ownership Plan	(541)	(541)
Accumulated comprehensive income, net of related tax benefits	458	67

Total stockholders’ equity	17,611	18,614

Total liabilities and stockholders’ equity	$121,570	$119,570

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

Interest income
Loans	$1,416	$1,518	$4,292	$4,505
Mortgage-backed securities	19	30	63	70
Investment securities	97	134	328	483
Interest-bearing deposits and other	23	23	71	96

Total interest income	1,555	1,705	4,754	5,154

Interest expense
Deposits	289	385	919	1,289
Borrowings	208	236	691	643

Total interest expense	497	621	1,610	1,932

Net interest income	1,058	1,084	3,144	3,222

Provision for losses on loans	70	35	222	85

Net interest income after provision for losses on loans	988	1,049	2,922	3,137

Other income
Customer service charges	115	126	416	429
Gain (loss) on redemption of investment securities	11	3	25	(5)
Other operating	66	55	218	203

Total other income	192	184	659	627

General, administrative and other expense
Employee compensation and benefits	514	607	1,633	1,784
Occupancy and equipment	96	113	307	309
Franchise taxes	28	35	114	131
Data processing	85	82	248	322
Advertising	17	12	47	49
Impairment charge on investment securities	–	482	–	3,329
Loss (gain) on sale of real estate acquired through foreclosure	5	9	6	6
Provision for loss on real estate acquired through foreclosure	98	10	105	193
FDIC insurance expense	44	4	129	12
Other operating	144	228	662	665

Total general, administrative and other expense	1,031	1,582	3,251	6,800

Income (loss) before income taxes	149	(349)	330	(3,036)
See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

Federal income taxes
Current	39	22	76	39
Deferred	—	—	—	—

Total federal income taxes	39	22	76	39

NET INCOME (LOSS)	$110	$(371)	$254	$(3,075)

Earnings per share — basic and diluted	$0.05	$(0.17)	$0.12	$(1.38)

Dividends declared per share	$0.07	$0.07	$0.21	$0.21

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net income (loss)	$110	$(371)	$254	$(3,075)

Other comprehensive income (losses), net of related tax benefits:
Unrealized holding gains (losses) on available for sale securities	17	3	416	(5)
Reclassification adjustment for losses (gains) later recognized in income	(11)	(3)	(25)	5
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $0, $0, $0 and $0 for the respective periods	6	—	391	—

Comprehensive income	$116	$(371)	$645	$(3,075)

Accumulated comprehensive gain, net of related tax benefits	$458	$—	$458	$—

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Cash Flows
For the nine months ended March 31, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income (loss) for the period	$254	$(3,075)
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of premiums and discounts on investments and mortgage-backed securities — net	6	(2)
Amortization of deferred loan origination fees	(117)	(80)
Depreciation and amortization	109	98
Amortization of mortgage servicing rights	13	23
Other-than-temporary impairment of investment securities designated as available for sale	—	3,329
Loss (gain) on redemption of investment security	(25)	5
Provision for losses on loans	222	85
Provision for loss on real estate acquired through foreclosure	101	193
Loss (gain) on disposition of real estate acquired through foreclosure	11	6
Federal Home Loan Bank stock dividends	—	(27)
Increase in cash surrender value of life insurance	(110)	(113)

Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	27	57
Accrued interest receivable on mortgage-backed securities	3	(3)
Accrued interest receivable on investment securities and other	10	29
Prepaid expenses and other assets	(504)	(78)
Accrued interest payable	(32)	(73)
Other liabilities	(85)	(168)
Stock option expense	11	17
Retention share expense	30	37
Federal income taxes
Current	51	(55)

Net cash from operating activities	(25)	205

Cash flows used in investing activities:
Purchases of mortgage-backed securities designated as held to maturity	—	(1,004)
Sale/redemption of investment securities	750	750
Proceeds from maturity of investment securities designated as held to maturity	—	2,008
Proceeds from repayment of mortgage-backed securities	454	257
Loan principal repayments	9,319	9,693
Loan disbursements	(10,803)	(11,964)
Purchase of office equipment	(11)	(179)
Additions to real estate acquired through foreclosure	—	(14)
Proceeds from sale of real estate acquired through foreclosure	535	224

Net cash from investing activities	244	(229)

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Consolidated Statements of Cash Flows (Continued)
For the nine months ended March 31, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009

(net balance brought forward)	$219	$(24)

Cash flows provided by financing activities:
Net increase (decrease) in deposit accounts	5,418	(7,468)
Proceeds from Federal Home Loan Bank advances	5,000	9,500
Repayments of Federal Home Loan Bank advances	(7,234)	(3,007)
Advances by borrowers for taxes and insurance	(115)	(92)
Repurchase of treasury stock	(1,486)	(4)
Dividends on common stock	(203)	(217)

Net cash from financing activities	1,380	(1,288)

Net increase (decrease) in cash and cash equivalents	1,599	(1,312)

Cash and cash equivalents at beginning of period	4,474	7,220

Cash and cash equivalents at end of period	$6,073	$5,908

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$1,572	$2,005

Federal income taxes	$—	$92

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$160	$394

Unrealized gains on securities designated as available for sale, net of related tax effects	$391	$—

See notes to consolidated financial statements.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
For the nine- and three-month periods ended March 31, 2009 and 2010
Note 1: Basis of Presentation
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
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GFFC included in the Form 10-K as of and for the year ended June 30, 2009. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine-month and three-month periods ended March 31, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year.
Note 2: Principles of Consolidation
The consolidated financial statements include the accounts of GFFC and Greenville Federal. All significant intercompany balances and transactions have been eliminated in consolidation.
Note 3: Earnings Per Share
Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less 49,533 and 58,543 weighted-average shares for the three months ended March 31, 2010 and 2009 respectively, and less 51,800 and 60,810 weighted-average shares for the nine months ended March 31, 2010 and 2009 respectively, in the Corporation’s ESOP that are unallocated and not committed to be released.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
Weighted-average common shares deemed outstanding totaled 2,034,633 and 2,224,471 for the three months ended March 31, 2010 and 2009 respectively. Weighted-average common shares deemed outstanding totaled 2,138,655 and 2,222,371 for the nine months ended March 31, 2010 and 2009, respectively.
Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 2,034,633 and 2,138,655 for the three-month and nine-month periods ended March 31, 2010, respectively. Options to purchase 52,400 shares of common stock at $9.45 per share and 28,000 shares at $4.13 per share were outstanding at March 31, 2010, but were excluded from the computation of diluted earnings per share because their exercise price was greater than the average fair value. There were 74,800 option shares that were excluded from the computation of diluted earnings per share for the three-month and nine-month periods ended March 31, 2010, because their exercise price was greater than the average fair value.
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
Amendments to FASB Interpretation No. 46(R): In June 2009, FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R) (ASC 810).” The objective of this new guidance is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The new guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Management is still evaluating the impact of this accounting standard.
Note 5: Commitments
At March 31, 2010 and 2009, the Corporation had outstanding commitments to extend credit of $3.5 million and $3.7 million, respectively. Standby letters of credit as of March 31, 2010 and 2009, totaled $20,000 and $52,000, respectively.

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
The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within fair value hierarchy in which the fair value measurements fall at March 31, 2010:

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2010
Asset Management Fund	$11,554,000		$11,554,000

June 30, 2009
Asset Management Fund	$11,888,000		$11,888,000
As of March 31, 2010, the Company does not have any financial assets or liabilities for which fair value is measured on a non-recurring basis.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
Fair Value of Financial Instruments
The following table presents the fair values of financial assets and liabilities carried on the Corporation’s consolidated balance sheet at March 31, 2010, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or non-recurring basis. The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments.
The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at March 31, 2010 and June 30, 2009:
Cash and cash equivalents: The carrying amounts presented in the consolidated balance sheets for cash and cash equivalents are deemed to approximate fair value.
Investment and mortgage-backed securities: For investment and mortgage-backed securities, fair value is deemed to equal the quoted market price.
Loans receivable: The loan portfolio has been segregated into categories with similar characteristics, such as one-to four-family residential, multi-family residential, nonresidential real estate, commercial and consumer loans. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality.
Federal Home Loan Bank stock: It was not practicable to determine the fair value of the FHLB stock due to restrictions placed on its transferability.
Accrued interest receivable: The carrying amount presented in the consolidated balance sheets is deemed to approximate fair value.
Deposits: The fair value of checking and NOW accounts, savings accounts, and money market deposits is deemed to approximate the amount payable on demand at March 31, 2010 and June 30, 2009. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.
Federal Home Loan Bank advances: The fair value of Federal Home Loan Bank advances has been estimated using discounted cash flow analysis, based on the interest rates currently offered for advances of similar remaining maturities.
Accrued interest payable: The carrying amount presented in the consolidated balance sheets is deemed to approximate fair value.
Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At March 31, 2010 and 2009, the fair value of loan commitments was not material.

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows at March 31, 2010 and June 30, 2009:

	March 31, 2010		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Financial Assets
Cash and cash equivalents	$6,073	$6,073	$4,474	$4,474
Investment securities available for sale	11,554	11,554	11,888	11,888
Investment securities held to maturity	3	3	11	11
Mortgage-backed securities	1,370	1,456	1,822	1,893
Loans receivable	92,882	99,208	91,663	96,002
Accrued interest receivable	471	471	511	511

	$112,353	$118,765	$110,369	$114,779

Financial Liabilities
Deposits	$78,336	$79,301	$72,918	$73,859
Advances from the Federal Home Loan Bank	24,669	24,324	26,903	26,192
Advances by borrowers for taxes and insurance	291	291	406	406
Accrued interest payable	79	79	111	111

	$103,375	$103,995	$100,338	$100,568

Note 7: Investment and Mortgage-backed Securities
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investment securities at March 31, 2010 and June 30, 2009 are shown below.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2010
Available for Sale:
Asset management fund	$11,096	$458	$—	$11,554

Held to Maturity:
Municipal obligations	$3	$—	$—	$3

June 30, 2009
Available for Sale:
Asset management fund	$11,821	$67	$––	$11,888

Held to Maturity:
Municipal obligations	$11	$––	$––	$11

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
The amortized cost and estimated fair value of U.S. Government agency, government sponsored entities and municipal obligations held to maturity, by term to maturity at March 31, 2010 and June 30, 2009, are shown below.

	March 31, 2010		June 30, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Held to Maturity:
Due within one year	$3	$3	$11	$11

Total held to maturity	$3	$3	$11	$11

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of mortgage-backed securities held to maturity at March 31, 2010 and June 30, 2009 are shown below.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2010
Federal Home Loan Mortgage Corporation participation certificates	$140	$2	$—	$142
Federal National Mortgage Association participation certificates	699	50	—	749
Government National Mortgage Association participation certificates	531	34	—	565

Total mortgage-backed securities	$1,370	$86	$—	$1,456

June 30, 2009
Federal Home Loan Mortgage Corporation participation certificates	$155	$—	$––	$155
Federal National Mortgage Association participation certificates	881	42	––	923
Government National Mortgage Association participation certificates	786	29	––	815

Total mortgage-backed securities	$1,822	$71	$––	$1,893

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
The amortized cost and estimated fair values of mortgage-backed securities at March 31, 2010 and June 30, 2009, by contractual term to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

	March 31, 2010		June 30, 2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	2	2	1	1
Due after five years through ten years	120	122	135	135
Due after ten years	1,248	1,332	1,686	1,757

	$1,370	$1,456	$1,822	$1,893

The Corporation had no securities in an unrealized loss position at March 31, 2010 or June 30, 2009.
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
It is the policy of the Fund to pay cash in an amount not to exceed $250,000 over a ninety-day period to each investor requesting redemption. Greenville Federal took the $250,000 redemption option once each quarter during fiscal 2009 as well as the first three quarters of fiscal 2010. Currently, Greenville Federal’s investment in the Fund has an unrealized gain of $458,000.
Note 8: Loans Receivable
The composition of the loan portfolio at March 31, 2010 and June 30, 2009 is as follows:

	March 31,	June 30,
	2010	2009
	(In thousands)
Residential real estate
One- to four-family	$79,942	$77,866
Multi-family	3,758	3,825
Construction	1,041	686
Nonresidential real estate	5,425	5,793
Commercial	1,935	2,270
Consumer and other	2,372	2,710

Total loans	94,473	93,150
Less
Unearned interest	7	10
Deferred loan origination fees, net	307	338
Allowance for loan losses	750	577
Undisbursed portion of loans in process	527	562

Net loans	$92,882	$91,663

Greenville Federal Financial Corporation
Notes to Consolidated Financial Statements
Note 9: Allowance for Loan Losses
Following is an analysis of changes in the allowance for loan losses for the nine-month periods ended March 31:

	2010	2009
	(In thousands)

Balance, July 1	$577	$583
Provision for loan losses	222	85
Charge-offs of loans, net of recoveries	(49)	(93)

Balance, March 31, 2010	$750	$575

At March 31, 2010 and 2009, the Corporation had accruing loans delinquent 90 days or more totaling $821,000 and $51,000, respectively. At March 31, 2010 and 2009, the Corporation had non-accruing loans totaling $523,000 and $280,000, respectively. Interest income that would have been recognized had such nonperforming loans performed pursuant to contractual terms totaled approximately $38,000 and $17,000 for the nine-months ended March 31, 2010 and 2009, respectively.
Impaired loans totaled $504,000 at March 31, 2010. There were impaired loans totaling $1.0 million as of June 30, 2009. Interest of $26,000 was recognized on impaired loans of $504,000 for the nine-months ended March 31, 2010. Interest of $6,000 was recognized on impaired loans on a cash basis during the nine-months ended March 31, 2010. The portion of allowance for loan losses allocated to the impaired loan balance was zero at March 31, 2010.

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
Critical Accounting Policies
There were no material changes to the Corporation’s critical accounting policies which were disclosed in the Corporation’s Form 10-K filing as of March 31, 2010.
Discussion of Financial Condition Changes from June 30, 2009 to March 31, 2010
The Corporation’s assets totaled $121.6 million at March 31, 2010, an increase of $2.0 million, or 1.7%, from the $119.6 million total at June 30, 2009. The increase in assets resulted primarily from an increase in cash and cash equivalents and loans receivable, partially offset by a decrease in real estate acquired through foreclosure.
Cash and cash equivalents, consisting of cash and due from banks and interest-bearing deposits in other financial institutions, increased by $1.6 million, or 35.7%, over the nine-month period ended March 31, 2010. The primary reason for the increase in cash and cash equivalents was the acceptance of deposits of public funds from the City of Greenville during the quarter. These deposits are a lower cost of funding source than FHLB advances. Investment securities available-for-sale totaled $11.6 million at March 31, 2010, a decrease of $334,000, or 2.8%, from the total at June 30, 2009.
Loans receivable totaled $92.9 million at March 31, 2010, compared to $91.7 million at June 30, 2009, an increase of $1.2 million, or 1.3%. The increase was primarily attributable to a $2.1 million growth in one- to four-family residential real estate loans, coupled with a $355,000 increase in one- to four-family construction loans, partially offset by a $368,000 decrease in non-residential real estate, a $335,000 decrease in commercial loans, and a $338,000 decrease in consumer loans. Loan disbursements during the period totaling $10.8 million were partially offset by principal repayments of $9.3 million and loans transferred into real estate owned of $160,000.
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

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
The allowance for loan losses totaled $750,000 at March 31, 2010, an increase of $173,000, or 29.9%, from the June 30, 2009 balance of $577,000, and represented 0.79% and 0.62% of total loans at those respective dates. Greenville Federal’s nonperforming loans, the majority of which are one- to four-family residential properties, totaled $1.3 million and $834,000 at March 31, 2010 and June 30, 2009, respectively. In determining the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and nonresidential loans are evaluated individually for potential impairment. Second, the allowance for loan losses is evaluated using Greenville Federal’s historic loss experience, adjusted for changes in economic trends in Greenville Federal’s lending area, by applying these adjusted loss percentages to the loan types to be evaluated collectively in the portfolio. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at March 31, 2010. Although management believes that the allowance for loan losses at March 31, 2010, was adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect Greenville Federal’s results of operations.
Deposits totaled $78.3 million at March 31, 2010, an increase of $5.4 million, or 7.4%, from June 30, 2009. Greenville Federal participates in a bidding process for local short-term public deposits. Such short-term deposits from the City of Greenville totaled $2.9 million at March 31, 2010, up from $500,000 at June 30, 2009. These deposits are a lower cost of funding source than FHLB advances.
Advances from the Federal Home Loan Bank totaled $24.7 million at March 31, 2010, a decrease of $2.2 million, or 8.3%, compared to June 30, 2009. The decrease in advances was primarily the result of repayments, coupled with not taking any new advances during the quarter.
Shareholders’ equity totaled $17.6 million at March 31, 2010, a decrease of $1.0 million, or 5.4%, from June 30, 2009. The decrease resulted from Greenville Federal purchasing 200,510 outstanding common shares at a purchase price of $6.50 per share, through a modified “dutch auction” tender offer, for a total cost of $1.3 million, partially offset by the recording of a $391,000 unrealized gain on securities designated as available for sale during the period.
Greenville Federal is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2010, Greenville Federal’s regulatory capital continued to substantially exceed all minimum regulatory capital requirements.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
The following tables summarize Greenville Federal’s regulatory capital requirements and actual capital at March 31, 2010 and June 30, 2009:

					Minimum Required To
			Minimum Required For		Be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2010
Tangible capital	$10,652	8.80%	$1,815	1.50%	$6,051	5.00%

Core capital	$10,652	8.80%	$4,841	4.00%	$7,261	6.00%

Risk-based capital	$11,286	14.47%	$6,240	8.00%	$7,800	10.00%

June 30, 2009
Tangible capital	$10,288	8.62%	$1,791	1.50%	$5,970	5.00%

Core capital	$10,288	8.62%	$4,776	4.00%	$7,164	6.00%

Risk-based capital	$10,813	13.83%	$6,257	8.00%	$11,939	10.00%
Comparison of Operating Results for the Three-Month Periods Ended March 31, 2010 and 2009
General
The Corporation recorded net income of $110,000 for the three months ended March 31, 2010, compared to a net loss of $371,000 for the same period in 2009. The increase in net income was due primarily to the lack of a non-cash impairment charge on investment securities in the 2010 quarter as the Fund ended the quarter in an unrealized gain position. General, administrative, and other expense, net of the non-cash impairment charge recorded in 2009, decreased $69,000 and other income increased $8,000.Such improvements were partially offset by an increase of $35,000 in provision for losses on loans, a $26,000 decrease in net interest income and a $17,000 increase in federal income tax expense.
Net Interest Income
Interest income totaled $1.6 million for the three months ended March 31, 2010, a decrease of 150,000, or 8.8%, compared to the three months ended March 31, 2009. Interest income on loans decreased by $102,000, or 6.7%, due primarily to a decrease in the weighted-average yield on loans from 6.64% to 6.11%, partially offset by a $1.3 million increase in the average balance of loans outstanding. Interest income on investment securities decreased by $37,000, or 27.6%, due primarily to a $752,000 decrease in the average balance outstanding, coupled with a decrease in the weighted-average yield on such securities from 4.35% in the 2009 three-month period to 3.35% in the 2010 three-month period. All decreases in weighted average yields are primarily due to decreases in rates in the current rate environment. The decrease in interest income on loans can be attributed to higher rate loans being refinanced at lower rates, older loans with higher rates paying off, and new originations paying lower rates.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Interest expense totaled $497,000 for the three months ended March 31, 2010, a decrease of $124,000, or 20.0%, compared to the three months ended March 31, 2009. This decrease was a result of a decrease in the weighted-average cost of funds to 2.08% for the three months ended March 31, 2010, from 2.54% for the three months ended March 31, 2009, coupled with a $2.0 million decrease in the average balance of interest-bearing liabilities outstanding year to year. The decrease in the cost of funds is attributable to paying lower rates on deposits.
As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $26,000, or 2.4%, compared to the same period in 2009. The interest rate spread increased to 3.53% for the three months ended March 31, 2010, compared to 3.46% for the three months ended March 31, 2009. The net interest margin was 3.82% for the three months ended March 31, 2010 and March 31, 2009.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to maintain the total allowance for loan losses at a level calculated by management based on historical experience, the volume and type of lending conducted by Greenville Federal, the status of past due principal and interest payments and management’s assessment of economic factors in Greenville Federal’s lending area that may affect the collectibility of Greenville Federal’s loan portfolio. Management recorded a provision for losses on loans of $70,000 and $35,000 for the three months ended March 31, 2010 and 2009, respectively. The allowance for loan losses totaled $750,000 at March 31, 2010, compared to $577,000 at June 30, 2009. Greenville Federal’s nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $1.3 million at March 31, 2010, an increase of $509,000 compared to June 30, 2009. Due to the increase in nonperforming loans, additional provision for losses on loans was charged to earnings. Of Greenville Federal’s $1.3 million in nonperforming loans, 96.3% are single-family residential mortgage loans and 3.7% are consumer loans. Management believes all nonperforming loans are adequately collateralized; however, there can be no assurance that the allowance for loan losses will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.
General, Administrative and Other Expense
General, administrative and other expense, net of the $482,000 non-cash impairment charge on investment securities recorded for the three months ended March 31, 2009, decreased $69,000, or 6.3%, for the three months ended March 31, 2010, compared to the same quarter in 2009. Employee compensation and benefits decreased $93,000, or 15.3%; other operating expense decreased $84,000, or 36.8%; and occupancy and equipment decreased $17,000, or 15.0%. Such decreases were partially offset by an $88,000, or 880.0%, increase in provision for losses on real estate acquired through foreclosure and a $40,000, or 1,000.0%, increase in FDIC insurance premiums. The decrease in employee compensation and benefits resulted from a decrease in the number of employees. The decrease in other operating expense was due primarily to a $29,000 decrease in legal expenses, a $29,000 decrease in consulting expenses, and a $26,000 decrease in audit and accounting services, due to the non-repetitive nature of services provided in 2009 in connection with the Corporation’s share repurchase. The increase in FDIC premiums was due primarily to increases imposed by the FDIC on all insured financial institutions.
The non-cash impairment charge of $482,000 on investment securities recorded during the quarter ended March 31, 2009, resulted from an investment by the Corporation’s subsidiary, Greenville Federal, in the AMF Ultra Short Mortgage Fund (the “Fund”). For the quarter ended March 31, 2010, the Fund ended in an unrealized gain position of $458,000; therefore, no non-cash impairment charge was recorded in the 2010 quarter.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Federal Income Taxes
The provision for federal income taxes totaled $39,000 for the three months ended March 31, 2010, an increase of $17,000, or 77.3%, compared to the same quarter in 2009. The increase resulted primarily from a $16,000 increase in pre-tax earnings, net of the $482,000 other-than-temporary impairment charge, year to year. For the three months ended March 31, 2010, the effective tax rate was 26.2%, compared to 16.5% for the three months ended March 31, 2009, which was adjusted for the other-than-temporary impairment.
Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2010 and 2009
General
The Corporation recorded net income of $254,000 for the nine months ended March 31, 2010, compared to a net loss of $3.1 million for the same period in 2009. The increase in net income was due to the lack of a non-cash impairment charge on investment securities in the 2010 nine-month period as the Fund ended the period in an unrealized gain position. Excluding the $3.3 million non-cash impairment charge on investment securities recorded during the nine-month period ended March 31, 2010, the Corporation would have recorded net income of $254,000.
Net Interest Income
Interest income totaled $4.8 million for the nine months ended March 31, 2010, a decrease of $400,000, or 7.8%, compared to the nine months ended March 31, 2009. Interest income on loans decreased by $213,000, or 4.7%, due primarily to a decrease in the weighted-average yield on loans from 6.63% to 6.17%, partially offset by a $2.2 million increase in the average balance of loans outstanding. Interest income on investment securities decreased by $155,000, or 32.1%, due primarily to a $2.6 million decrease in the average balance outstanding, coupled with a decrease in the weighted-average yield on such securities from 4.47% in the 2009 nine-month period to 3.71% in the 2010 nine-month period. All decreases in weighted average yields are primarily due to decreases in rates in the current rate environment. The decrease in interest income on loans can be attributed to higher rate loans being refinanced at lower rates, older loans with higher rates paying off, and new originations paying lower rates.
Interest expense totaled $1.6 million for the nine months ended March 31, 2010, a decrease of $322,000, or 16.7%, compared to the nine months ended March 31, 2009. This decrease was a result of a decrease in the weighted-average cost of funds to 2.22% for the nine months ended March 31, 2010, from 2.61% for the nine months ended March 31, 2009, coupled with a $2.0 million decrease in the average balance of interest-bearing liabilities outstanding year to year. The decrease in the cost of funds is attributable to paying lower rates on deposits.
As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $78,000, or 2.4%, compared to the same period in 2009. The interest rate spread decreased to 3.46% for the nine months ended March 31, 2010, compared to 3.47% for the nine months ended March 31, 2009. The net interest margin decreased to 3.76% for the nine months ended March 31, 2010, from 3.80% for the nine months ended March 31, 2009.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Provision for Losses on Loans
Management recorded a provision for losses on loans of $222,000 and $85,000 for the nine months ended March 31, 2010 and 2009, respectively. The allowance for loan losses totaled $750,000 at March 31, 2010, compared to $577,000 at June 30, 2009. Greenville Federal’s nonperforming loans, consisting of loans 90 days or more past due and nonaccrual loans, totaled $1.3 million at March 31, 2010, an increase of $509,000 compared to June 30, 2009.
Other Income
Other income totaled $659,000 for the nine months ended March 31, 2010, compared to $627,000 for the nine months ended March 31, 2009. The difference of $32,000, or 5.1%, resulted from a $30,000 increase in gain on sale of investments and a $15,000 increase in other operating income, which were partially offset by a $13,000 decrease in customer service charges.
General, Administrative and Other Expense
General, administrative and other expense, net of the $3.3 million non-cash impairment charge on investment securities recorded for the nine months ended March 31, 2009, decreased $220,000, or 6.3%, for the nine months ended March 31, 2010, compared to the same period in 2009. The provision for losses on real estate acquired through foreclosure decreased $88,000, or 45.6%; data processing expense decreased $74,000, or 23.0%; and employee compensation and benefits decreased $151,000, or 8.5%. Such decreases were partially offset by a $117,000, or 975.0%, increase in FDIC insurance premiums. The decrease in data processing expense was due primarily to a decrease in the rate structure from the previous year. The decrease in employee compensation and benefits was due primarily to a decrease in employees. The increase in FDIC premiums was due primarily to increases imposed by the FDIC on all insured financial institutions.
The non-cash impairment charge of $3.3 million on investment securities recorded during the nine months ended March 31, 2009, resulted from an investment by the Corporation’s subsidiary, Greenville Federal, in the Fund. For the nine months ended March 31, 2010, the Fund ended in an unrealized gain position of $458,000; therefore, no non-cash impairment charge was recorded in the 2010 period.
Federal Income Taxes
The provision for federal income taxes totaled $76,000 for the nine months ended March 31, 2010, an increase of $37,000, or 94.9%, compared to the same quarter in 2009. The increase resulted primarily from an increase in pre-tax earnings, net of the other-than-temporary impairment charge, year to year. For the nine months ended March 31, 2010, the effective tax rate was 23.0%, compared to 13.3% for the nine months ended March 31, 2009, which was adjusted for the other-than-temporary impairment.

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
The economic turmoil of the last two years has resulted in higher levels of bank failures, which dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. The FDIC therefore increased assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of calendar year 2009. Additional changes, beginning April 1, 2009, were to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.
The Emergency Economic Stabilization Act of 2008 (the “EESA”) instituted two temporary programs to further insure customer deposits at FDIC-member banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and noninterest bearing transactional accounts are fully insured (unlimited coverage). The effectiveness of these temporary programs has been extended through December 31, 2013.

Greenville Federal Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depositary institution’s assets minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009.
On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total base assessment rate in effect on September 30, 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, was in effect for the entire third quarter of 2009. On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, an institution’s total base assessment rate for purposes estimating an institution’s assessment for 2011 and 2012 was increased by 3 basis points. Each institution’s prepaid assessment base was calculated using its third quarter 2009 assessment base, adjusted quarterly for an estimated five percent annual growth rate in the assessment base through the end of 2012. The three-year prepayment for the Corporation was $542,000 for Greenville Federal, which will be expensed over three years.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
ITEM 4. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Registrant have evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of March 31, 2010, and have concluded that the disclosure controls and procedures in place at March 31, 2010, were effective.
There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Greenville Federal Financial Corporation
PART II — OTHER INFORMATION (CONTINUED)
ITEM 1. Legal Proceedings
Not applicable.
ITEM 1A. Risk Factors
Not applicable.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding the only purchase of the Corporation’s stock made by the Corporation during the quarter ended March 31, 2010:

Total Number of
			Shares (or Units)	Maximum Number (or
			Purchased as Part	Approximate Dollar Value)
	Total Number of	Average Price	of Publicly	of Shares (or Units) That
	Shares (or Units)	Paid Per Share	Announced Plans	May Be Purchased Under
Period	Purchased(1)	(or Unit)	or Programs	the Plans or Programs

March 2010	1,145	$4.00	—	—

(1)	All of the 1,145 shares were repurchased pursuant to a put option under the Company’s employee stock ownership plan.
ITEM 3. Defaults Upon Senior Securities
Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
Not applicable.
ITEM 5. Other Information
Not applicable.

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

GREENVILLE FEDERAL FINANCIAL CORPORATION
Date: May 14, 2010	By:	/s/ Jeff D. Kniese
Jeff D. Kniese
President and Chief Executive Officer

Date: May 14, 2010	By:	/s/ Susan J. Allread
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